Form 10-Q
period 1994-01-01
BRUNOS INC
filed 1994-02-15
CIK 14920

FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549



         Quarterly Report Under Section 13 or 15 (d) of
             The Securities and Exchange Act of 1934



QUARTER ENDED    January 1, 1994    COMMISSION FILE NO. 0-6544

                          BRUNO'S, INC.

STATE OF INCORPORATION Alabama I.R.S. EMPLOYER I.D. NO. 63-0411801

ADDRESS OF PRINCIPAL EXECUTIVE OFFICE (INCLUDING ZIP CODE)

       800 Lakeshore Parkway, Birmingham, Alabama   35211


REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE

                  Area Code   205  -  940-9400

OUTSTANDING COMMON STOCK AS OF January 1, 1994, IS 78,065,441





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

                                   YES    (X)        NO     ( )

                                                    Commission File No. 0-6544






                          BRUNO'S, INC.


                              Index




                                                       Page No.

Financial Statements:

Condensed Consolidated Balance Sheets
January 1, 1994, and July 3, 1993.                          2


Condensed Consolidated Statements of Income
and Retained Earnings for the Twenty-Six (26)
Week Periods and Fourteen (14) Week Periods
Ended January 1, 1994, and December 26, 1992.               3



Condensed Consolidated Statements of Cash
Flows for the Twenty-Six (26) Week Periods
Ended January 1, 1994, and December 26,
1992.                                                       4


Notes to Condensed Consolidated Financial
Statements.                                                 5


Management's Discussion and Analysis of Financial
Condition and Results of Operations.                        7


Submission of Matters to Vote of Security Holders           11


Other Information                                           12


                                                    Commission File No. 0-6544

                                  BRUNO'S, INC.
          CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JANUARY 1, 1994
                                AND JULY 3, 1993
                 (In Thousands Except Share And Per Share Amounts)
                                  (Unaudited)
                                                 1-1-94           7-3-93
                                               _________        _________
ASSETS
- ------
Current Assets -
   Cash and Cash Equivalents                  $    9,816       $   20,093
   Receivables                                    42,172           25,303
   Inventories at LIFO                           270,434          259,239
   Prepaid Expenses and Other                     10,989            9,276
                                                _________        _________
     Total Current Assets                        333,411          313,911

Property, Equipment, Leasehold Improvements,
   Leasehold Interests and Investment in
   Property under Capital Leases, Net            547,558          543,877
Intangibles and Other Assets                      57,967           59,135
                                                _________        _________
     Total Assets                                938,936          916,923
                                                =========        =========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
- ----------------------------------------
Current Liabilities -
   Current Portion of Long-Term Debt and
     Capitalized Lease Obligations and
     Short-Term Borrowings                         4,541           38,133
   Accounts Payable                              111,634          116,752
   Other Accrued Expenses                         37,320           40,963
   Accrued Income Taxes                            2,347              553
                                                _________        _________
     Total Current Liabilities                   155,842          196,401
                                                _________        _________
Long-Term Debt and Capitalized
   Lease Obligations                             323,338          269,046
                                                _________        _________
Deferred Income Taxes                             48,900           46,955
                                                _________        _________
Deferred Compensation                              2,103            1,854
                                                _________        _________
Shareholders' Investment -
   Common Stock ($.01 par value, 200,000,000
       shares authorized, 78,065,441 and
       78,047,341 shares respectively,
       issued and outstanding)                       781              780
   Paid-In Capital                                42,191           42,072
   Retained Earnings                             365,885          360,022
                                                _________        _________
                                                 408,857          402,874
   Deferred Compensation                            (104)            (207)
                                                _________        _________
     Total Shareholders' Investment              408,753          402,667
                                                _________        _________
     Total Liabilities and Shareholders'
     Investment                                  938,936          916,923
                                                =========        =========

See accompanying notes to condensed consolidated financial statements.

                                                    Commission File No. 0-6544


                                   BRUNO'S, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                FOR THE TWNETY-SIX AND FOURTEEN WEEK PERIODS ENDING
                      JANUARY 1, 1994, AND DECEMBER 26, 1992

                        (In Thousands Except Per Share Amounts)
                                     (Unaudited)

                                                      Twenty-Six Weeks Ended               Fourteen Weeks Ended
                                                  _____________________________        _____________________________
                                                     1-1-94           12-26-92            1-1-94           12-26-92
                                                  ___________       ___________        ___________       ___________
Net Sales                                      $   1,409,155     $   1,388,591      $     768,244     $     746,867
                                                  -----------       -----------        -----------       -----------
Cost and Expenses:
    Cost of Products Sold                      $   1,088,446     $   1,075,560      $     595,366     $     574,417
    Store Operating, Selling and
      Administrative Expenses                        252,545           234,896            138,742           128,138
    Depreciation and Amortization                     26,306            23,685             14,695            13,057
    Interest Expense                                  10,177             8,845              5,765             5,375
    Interest Income                                   (1,778)             (151)            (1,357)              (19)
                                                  ___________       ___________        ___________       ___________
                                               $   1,375,696     $   1,342,835      $     753,211     $     720,968
                                                  ___________       ___________        ___________       ___________
        Income Before Provision For Income
          Taxes and Extraordinary Item         $      33,459     $      45,756      $      15,033     $      25,899

Provison For Income Taxes (Note 3)                    14,938            16,518              5,712             9,348
                                                  -----------       -----------        -----------       -----------
Income Before Extraordinary Item               $      18,521     $      29,238      $       9,321     $      16,551
Extraordinary Item, Net (Note 5)                      (3,288)               --                 --                --
                                                  ___________       ___________        ___________       ___________
Net Income                                     $      15,233     $      29,238      $       9,321     $      16,551

Cash Dividends                                        (9,370)           (8,795)            (4,686)           (4,290)

Retained Earnings, Beginning Of Period               360,022           330,511            361,250           338,693
                                                  ___________       ___________        ___________       ___________
Retained Earnings, End Of Period               $     365,885     $     350,954      $     365,885     $     350,954
                                                   ==========       ===========        ===========       ===========
Earnings Per Common Share:
  Income Before Extraordinary Item             $        0.24     $        0.37      $        0.12     $        0.21
  Extraordinary Item, Net                              (0.04)               --                 --                --
                                                  ___________       ___________        ___________       ___________
Net Income                                     $        0.20     $        0.37      $        0.12     $        0.21
                                                  ===========       ===========        ===========       ===========
Cash Dividends Per Common Share                $        0.12     $        0.11      $        0.06     $       0.055
                                                  ===========       ===========        ===========       ===========

See accompanying notes to condensed consolidated financial statements.

                                                    Commission File No. 0-6544

                                   BRUNO'S, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE TWENTY-SIX WEEK PERIODS ENDING
                       JANUARY 1, 1994, AND DECEMBER 26, 1992

                                   (In Thousands)
                                    (Unaudited)
                                                         ________________________
                                                         01-01-94        12-26-92
                                                         _________      _________
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                        $    15,233    $    29,238
                                                         _________      _________

    Adjustments to reconcile net income
      to net cash provided by (used in) operating
      activities-
         Depreciation & Amortization                  $    26,306    $    23,685
         LIFO provision (credit)                             (905)        (2,839)
         Change in assets and liabilities                 (32,477)       (50,918)
                                                         _________      _________
         Total Adjustments                            $    (7,076)   $   (30,072)
                                                         _________      _________
         Net cash provided by (used in) operating     $     8,157    $      (834)
           activities                                    _________      _________

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                    $     8,899    $        --
    Capital expenditures                                  (38,886)       (76,826)
                                                         _________      _________
         Net cash used in investing
           activities                                 $   (29,987)   $   (76,826)
                                                         _________      _________
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings (repayments) line of credit, net       $   (35,000)   $    45,000
    Purchase of stock                                          --        (49,387)
    Proceeds form issuance of stock                           223            560
    Dividends paid                                         (9,370)        (8,795)
    Reductions of long-term debt                         (144,300)        (1,465)
    Proceeds from issuance of long-term debt              200,000        100,000
                                                         _________      _________
         Net cash provided by
           financing activities                       $    11,553    $    85,913
                                                         _________      _________
         Net increase (decrease) in cash              $   (10,277)   $     8,253

         Cash beginning of period                          20,093         19,507
                                                         _________      _________
         Cash end of period                           $     9,816    $    27,760
                                                         =========      =========

See accompanying notes to condensed consolidated financial statements.

                                                    Commission File No. 0-6544


                          BRUNO'S, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              JANUARY 1, 1994 AND DECEMBER 26, 1992

                  (Dollar Amounts in Thousands)


1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements include the accounts of Bruno's, Inc. and its wholly owned sub-sidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the consolidated financial position and results of operations of the Company for the interim periods. The results of operations for the twenty-six (26) weeks ended January 1, 1994, are not necessarily indicative of the results which may be expected for the entire year.


2.  EARNINGS PER SHARE

    Earnings per share was computed on the weighted average number of common shares outstanding during the respective periods (78,057,000 and 79,413,000 for the twenty-six week periods, respectively and 78,065,000 and 78,022,000 for the fourteen week periods, respectively).


3.  INCOME TAXES


    On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993, was signed into law which increased Federal income tax rates from 34% to 35% for the Company retroactively effective to January 1, 1993. The new law changes the Company's effective income tax rate to approximately 38% for fiscal 1994, and required an adjustment of approximately $2,200 to retroactively restate the current and deferred income tax liabilities. This adjustment combined with the increased tax rate, resulted in an effective income tax rate for the first quarter of fiscal 1994 of 50%.

                                                     Commission File No. 06544



4.  CONTINGENCIES

    The Company is a party to various legal and taxing authority proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

    The Company is contingently liable for rent payments for three store sites sold during fiscal 1992 should these stores be closed during the initial term of the remaining lease and not subleased to another party. The contingent liability for two of the stores is $1,514 per year through 2014, while the third store has not yet been leased.

    The Company has received a notice from the Pension Benefit Guaranty Corporation ("PBGC") contending that inappropriate actuarial assumptions were used in connection with final distributions of a previously terminated plan. As such, the PBGC has taken a position that additional distributions must be made to former participants. The amount of the Company's liability, if any, and the ultimate outcome is unknown at the present time, but is not expected to exceed $1,700, net of income taxes.


5.  DEBT RESTRUCTURE

    On September 1, 1993, the Company redeemed the $142,750 of 6.5% Convertible Subordinated Debentures at 103.9% of face value in accordance with the terms of the related indenture. The redemption was financed with the proceeds of a $200,000 term loan which will amortize over 10 to 15 years at rates ranging from 6.6% to 7.1%. This redemption resulted in a loss of $3,288 (net of the applicable income tax benefit of $2,015) which is classified as an extraordinary item in the accompanying fiscal 1994 statements of income and retained earnings.


                                                    Commission File No. 0-6544

                                 BRUNO'S, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


             The following is management's discussion and analysis of significant factors affecting the Company's earnings during the periods included in the accompanying condensed consolidated statements of income.

             A table showing the percentage of net sales represented by certain items in the Company's condensed consolidated state-
             ments of income is as follows:
                                               TWENTY-SIX WEEKS ENDED          FOURTEEN WEEKS ENDED
                                             _________________________       _________________________
                                              1-1-94          12-26-92        1-1-94          12-26-92
                                             ________         ________       ________         ________
Net Sales                                      100.0 %          100.0 %        100.0 %          100.0 %
Cost Of Products Sold                           77.2             77.5           77.5             76.9
                                             ________         ________       ________         ________
   Gross Profit                                 22.8 %           22.5 %         22.5 %           23.1 %

Store Operating, Selling, and
   Administrative Expenses                      17.9             16.9           18.1             17.2
Depreciation and Amortization                    1.9              1.7            1.9              1.7
Net Interest Expense                             0.6              0.6            0.6              0.7
                                             ________         ________       ________         ________
    Income Before Provision For Income
     Taxes and Extraordinary Item                2.4 %            3.3 %          1.9 %            3.5 %
Provision For Income Taxes                       1.1              1.2            0.7              1.3
                                             ________         ________       ________         ________

    Income Before Extraordinary Item             1.3 %            2.1 %          1.2 %            2.2 %
Extraordinary Item, Net                         (0.2)              --             --               --
                                             ________         ________       ________         ________
    Net Income                                   1.1 %            2.1 %          1.2 %            2.2 %
                                             ========         ========       ========         ========

             A summary of the period to period changes in certain items included in the condensed statements of income is as follows:

                                                                  COMPARISON OF
                                           ________________________________________________________
                                             TWENTY SIX WEEKS ENDED          FOURTEEN WEEKS ENDED
                                              1-1-94 and 12-26-92           1-1-94 and 12-26-92
                                           ________________________________________________________
                                               (Dollars in Thousands Except Per Share Amounts)
Net Sales                                   $ 20,564          1.5 %       $ 21,244            2.7 %
Cost Of Products Sold                         12,886          1.2           20,949            3.6
Store Operating, Selling, and
  Administrative Expenses                     17,649          7.5           10,604
Depreciation and Amortization                  2,621         11.1            1,638           12.5
Net Interest Expense                            (295)        (3.4)            (948)         (17.7)

Income Before Extraordinary Item             (10,717)       (36.7)          (7,230)         (43.7)
Extraordinary Item, Net                       (3,288)      (100.0)              --             --

Net Income                                   (14,005)       (47.9)          (7,230)         (43.7)

Income Per Common Share Before
   Extraordinary Item                          (0.13)       (35.1)           (0.09)         (42.9)

Net Income Per Common Share                    (0.17)       (45.9)           (0.09)         (42.9)


                                                    Commission File No. 0-6544


                             BRUNO'S, INC.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS

           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     (Dollar Amounts In Thousands)


RESULTS OF OPERATIONS

Net sales increased 1.5% ($20,564) and 2.7% (21,244), respectively, in the twenty-six and fourteen week periods ended January 1, 1994, as compared to the applicable periods in the prior year. The net sales increase was primarily attributed to the thirteen new stores opened in the past year which more than offset closed and relocated stores. Same store sales decreased .3% during the second quarter of fiscal 1994 as compared with the same period in fiscal 1993.

Gross profit as a percentage of net sales was 22.8% and 22.5%, respectively, in the twenty-six and fourteen week periods ended January 1, 1994, as compared to a gross profit percentage of 22.5% and 23.1% for the applicable periods in fiscal 1993. The slight increase in gross profit percentage for the twenty-six week period represents the carryover effect of the improvements realized through increased prices in the first quarter of fiscal 1994. The slight decrease in gross profit percentage for the fourteen week periods is due to increased competition in the Company's primary markets and improved gross profits in perishable items in the prior year second quarter.

Store operating, selling and administrative expenses as a percentage of net sales increased from 17.2% for the fourteen weeks ended December 26, 1992, to 18.1% for the fourteen weeks ended January 1, 1994. This increase as a percentage of net sales is a continuing trend of increased costs associated with new store openings, coupled with slower sales growth.

The increase in depreciation and amortization expense as a percentage of sales in fiscal 1994 over fiscal 1993 is the result of store growth (and the related growth in depreciable assets) exceeding the applicable sales growth.

Net interest expense has decreased in fiscal 1994 as compared to fiscal 1993 due to lower levels of short-term borrowings.

The Company's effective income tax rate increased from 36.1% in the second quarter of fiscal 1993 to 38.0% in the second quarter of fiscal 1994, and increased from 36.1% for the twenty-six week periods ended December 26, 1992, to 44.6% for the same period in fiscal 1994. See
Note 3 of Notes to Condensed Consolidated Financial Statements for a complete discussion of the increased provision for income taxes related to increased statutory Federal income tax rates.

                                                    Commission File No. 0-6544



As completely discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, the Company redeemed its 6.5% Convertible
Debentures at 103.9% of face value during the first quarter of fiscal 1994. This redemption resulted in an extraordinary loss of $3,288 (net of the applicable income tax benefit of $2,015).


LIQUIDITY AND CAPITAL RESOURCES


Historically, the Company has funded working capital requirements, capital expenditures and other cash requirements primarily through cash flow from operations. Operating activities have generated (utilized) $8,157 and $(834), respectively, in cash in each of the twenty-six week periods ended January 1, 1994, and December 26, 1992. Additional working capital was raised in the first quarter of fiscal 1993 and 1994 through proceeds from the issuance of term loans. Also, the Company has at its disposal a $75 million unsecured line of credit to meet any short-term cash requirements.

The primary cash used in investing activities relates to the Company's capital expenditures. The Company has continued its expansion and remodeling of stores programs during fiscal 1994. Capital expenditures were $38,886 compared with $76,826 in fiscal 1994 and fiscal 1993, respectively. The fiscal 1994 capital expenditures were financed with internally generated funds and borrowings under the Company's line of credit.

The Company plans to continue to expand through the opening of new stores and may acquire existing stores or one or more supermarket chains, if attractive acquisition opportunities become available. The Company anticipates that funds necessary for the expansion of its business during the foreseeable future will be financed through available cash reserves, internally generated funds and short-term borrowings. However, the Company may use for such purposes additional sources of financing, which may include long-term borrowings and the issuance of additional debt or equity securities.

The Company estimates capital expenditures for the remainder of fiscal 1994 to be approximately $31,000 and plans to finance these expenditures through internally generated funds or other available resources. These estimated capital expenditures are primarily related to the opening of new stores and the remodeling of existing stores. Management continuously evaluates all stores based upon volume, profitability, location, age, demographics, etc. and makes closure decisions based upon the evaluations.

                                                    Commission File No. 0-6544


As stated earlier, the Company has at its disposal a $75 million unsecured line of credit to meet short-term cash requirements. At July 3, 1993, $35 million of borrowings was outstanding under this line of credit, while no borrowings were outstanding at January 1, 1994. The other primary use of cash in financing activities relates to the payment of cash dividends which aggregated $9,370 and $8,795 during the first two quarters of fiscal 1994 and 1993, respectively.

During the first quarter of fiscal 1993, the Company issued a term bank loan for $100,000 to finance a stock repurchase and repay short-term borrowings. As fully discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, during the first quarter of fiscal 1994, the Company redeemed its 6.5% Convertible Subordinated Debentures with the proceeds of a $200,000 term loan.

                                                    Commission File No. 0-6544










                                            BRUNO'S, INC.
                           SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                                     1993 PROXY TABULATION REPORT



Cumulative Totals Through     October 22, 1993


Total Shares Outstanding & Entitled To Vote:     78,074,341

Total Share Voted Through October 22, 1993:      63,731,450

Percent Represented For Quorum:                       81.63%


                                                DETAIL VOTING SUMMARY


                                                 %          AGAINST/
     DIRECTOR/PROPOSAL            FOR           FOR      NOT AUTHORIZED       ABSTAIN       NOT VOTED
____________________________  ____________  ___________  _______________   _____________  _____________

Joseph S. Bruno                63,601,521        81.46%         129,929                     14,342,891

Ronald G. Bruno                63,604,234        81.47%         127,216                     14,342,891

Paul F. Garrison               63,597,729        81.46%         133,721                     14,342,891

Glenn J. Griffin               63,597,329        81.46%         134,121                     14,342,891

Kenneth J. Bruno               63,602,221        81.46%         129,229                     14,342,891

Judy M. Merritt                63,558,700        81.41%         172,750                     14,342,891

Benny M. LaRussa, Jr.          63,582,749        81.44%         148,701                     14,342,891

Richard Cohn                   63,581,914        81.44%         149,536                     14,342,891

J. Mason Davis, Jr.            63,556,152        81.40%         175,298                     14,342,891

Bart Starr                     63,554,672        81.40%         176,778                     14,342,891

Proposal to Approve Employee
  Stock Option Plan            62,745,973        80.37%         700,631      284,846        14,342,891


Proposal to Ratify Appointment
  of Auditors                  63,501,864        81.34%          91,503      138,083        14,342,891




Discretionary Authority
  on Other Matters             48,461,177        62.07%       3,234,069                     26,379,095

                                                    Commission File No. 0-6544





                             BRUNO'S, INC.

                           OTHER INFORMATION


     The Company was not required to report material unusual charges or credits to income pursuant to Item 10 (a) or a change in independent accountants pursuant to Item 12 of Form 8-K for any of the twenty-six (26) weeks ended January 1, 1994.



                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              BRUNO'S, INC.
                              REGISTRANT




February 11, 1994
Date
                              Glenn J. Griffin
                              Glenn J. Griffin
                              Executive Vice President, and
                              Chief Financial Officer *






*Both duly authorized officer and principal financial officer.