Form 10-Q
period 1994-04-09
BRUNOS INC
filed 1994-05-23
CIK 14920

FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549



         Quarterly Report Under Section 13 or 15 (d) of
             The Securities and Exchange Act of 1934



QUARTER ENDED    April 9, 1994     COMMISSION FILE NO. 0-6544

                          BRUNO'S, INC.

STATE OF INCORPORATION  Alabama   I.R.S. EMPLOYER I.D. NO. 63-0411801

ADDRESS OF PRINCIPAL EXECUTIVE OFFICE (INCLUDING ZIP CODE)

        800 Lakeshore Parkway, Birmingham, Alabama 35211


REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE

                   Area Code   205 - 940-9400

OUTSTANDING COMMON STOCK AS OF April 9, 1994, IS 78,090,441





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

                                   YES    (X)        NO     ( )

                                                    Commission File No. 0-6544






                          BRUNO'S, INC.


                              Index





                                                       Page No.

Financial Statements:

Condensed Consolidated Balance Sheets
April 9, 1994, and July 3, 1993.                            2


Condensed Consolidated Statements of Income
and Retained Earnings for the Forty (40)
and Fourteen (14) Week Periods Ended
April 9, 1994, and April 3, 1993.                           3


Condensed Consolidated Statements of Cash
Flows for the Forty (40) Week Periods
Ended April 9, 1994, and April 3, 1993.                     4


Notes to Condensed Consolidated Financial
Statements.                                                 5


Management's Discussion and Analysis of Financial
Condition and Results of Operations.                        7


Other Information                                           11


                                                    Commission File No. 0-6544

                                  BRUNO'S, INC.
          CONDENSED CONSOLIDATED BALANCE SHEETS AS OF APRIL 9, 1994
                                AND JULY 3, 1993
                 (In Thousands Except Share And Per Share Amounts)
                                  (Unaudited)
                                                 4-9-94           7-3-93
                                                _________        _________
ASSETS
- - ------
Current Assets -

   Cash and Cash Equivalents                  $   33,161       $   20,093
   Receivables                                    29,286           25,303
   Inventories at LIFO                           261,900          259,239
   Prepaid Expenses and Other                     10,266            9,276
                                                _________        _________
     Total Current Assets                        334,613          313,911

Property, Equipment, Leasehold Improvements,
   Leasehold Interests and Investment in
   Property under Capital Leases, Net            546,403          543,877
Intangibles and Other Assets                      57,527           59,135
                                                _________        _________
     Total Assets                                938,543          916,923
                                                =========        =========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
- - ----------------------------------------
Current Liabilities -
   Current Portion of Long-Term Debt and
     Capitalized Lease Obligations and
     Short-Term Borrowings                         4,485           38,133
   Accounts Payable                              109,624          116,752
   Other Accrued Expenses                         36,138           40,963
   Accrued Income Taxes                              996              553
                                                _________        _________
     Total Current Liabilities                   151,243          196,401
                                                _________        _________
Long-Term Debt and Capitalized
   Lease Obligations                             322,621          269,046
                                                _________        _________
Deferred Income Taxes                             48,900           46,955
                                                _________        _________
Deferred Compensation                              2,238            1,854
                                                _________        _________
Shareholders' Investment -
   Common Stock ($.01 par value, 200,000,000
       shares authorized, 78,090,441 and
       78,047,341 shares respectively,
       issued and outstanding)                       781              780
   Paid-In Capital                                42,191           42,072
   Retained Earnings                             370,641          360,022
                                                _________        _________
                                                 413,613          402,874

   Deferred Compensation                             (72)            (207)
                                                _________        _________
     Total Shareholders' Investment              413,541          402,667
                                                _________        _________
     Total Liabilities and Shareholders'
        Investment                               938,543          916,923
                                                =========        =========

See accompanying notes to condensed consolidated financial statements.

                                                    Commission File No. 0-6544


                                   BRUNO'S, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                FOR THE FORTY AND FOURTEEN WEEK PERIODS ENDING
                      APRIL 9, 1994, AND APRIL 3, 1993

                        (In Thousands Except Per Share Amounts)
                                    (Unaudited)

                                                        Forty Weeks Ended                  Fourteen Weeks Ended
                                                  _____________________________        _____________________________
                                                    4-9-94            4-3-93             4-9-94            4-3-93
                                                  ___________       ___________        ___________       ___________
Net Sales                                      $   2,173,757     $   2,150,680      $     764,602     $     762,089
                                                  -----------       -----------        -----------       -----------
Cost and Expenses:
    Cost of Products Sold                      $   1,679,689     $   1,679,759      $     591,243     $     604,199
    Store Operating, Selling and
      Administrative Expenses                        391,436           367,642            138,891           132,746
    Depreciation and Amortization                     41,228            36,952             14,922            13,267
    Interest Expense                                  15,930            14,004              5,753             5,159
    Interest Income                                   (3,213)             (287)            (1,435)             (136)
                                                  ___________       ___________        ___________       ___________
                                               $   2,125,070     $   2,098,070      $     749,374     $     755,235
                                                  ___________       ___________        ___________       ___________
Income Before Provision For Income
     Taxes and Extraordinary Item              $      48,687     $      52,610      $      15,228     $       6,854
Provison For Income Taxes (Note 3)                    20,725            18,992              5,787             2,474
                                                  -----------       -----------        -----------       -----------
Income Before Extraordinary Item               $      27,962     $      33,618      $       9,441     $       4,380
Extraordinary Item, Net (Note 5)                      (3,288)               --                 --                --
                                                  ___________       ___________        ___________       ___________
       Net Income                              $      24,674     $      33,618      $       9,441     $       4,380

Cash Dividends                                       (14,055)          (13,090)            (4,685)           (4,295)

Retained Earnings, Beginning Of Period               360,022           330,511            365,885           350,954
                                                  ___________       ___________        ___________       ___________
Retained Earnings, End Of Period               $     370,641     $     351,039      $     370,641     $     351,039
                                                  ===========       ===========        ===========       ===========
Earnings Per Common Share:
       Income Before Extraordinary Item        $        0.36     $        0.43      $        0.12     $        0.06
       Extraordinary Item, Net                         (0.04)               --                 --                --
                                                  ___________       ___________        ___________       ___________
       Net Income                              $        0.32     $        0.43      $        0.12     $        0.06
                                                  ===========       ===========        ===========       ===========
Cash Dividends Per Common Share                $        0.18     $       0.165      $        0.06     $       0.055
                                                  ===========       ===========        ===========       ===========

See accompanying notes to condensed consolidated financial statements.

                                                    Commission File No. 0-6544

                                   BRUNO'S, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE FORTY WEEK PERIODS ENDING
                             APRIL 9, 1994, AND APRIL 3, 1993

                                   (In Thousands)
                                    (Unaudited)
                                                         ________________________
                                                           4-9-94         4-3-94
                                                         _________      _________
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                        $    24,674    $    33,618
                                                         _________      _________

    Adjustments to reconcile net income
      to net cash provided by operating
      activities-
         Depreciation & amortization                  $    41,228    $    36,952
         LIFO provision (credit)                             (590)        (1,642)
         Change in assets and liabilities                 (14,616)       (28,851)
                                                         _________      _________
         Total adjustments                            $    26,022    $     6,459
                                                         _________      _________
         Net cash provided by operating               $    50,696    $    40,077
           activities                                    _________      _________

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                    $     8,899    $        --
    Capital expenditures                                  (52,653)      (100,557)
                                                         _________      _________
         Net cash used in investing
           activities                                 $   (43,754)   $  (100,557)
                                                         _________      _________
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings (repayments) line of credit, net       $   (35,000)   $    10,000
    Purchase of stock                                          --        (49,569)
    Proceeds form issuance of stock                           255          1,335
    Dividends paid                                        (14,056)       (13,090)
    Reductions of long-term debt                         (145,073)        (2,212)
    Proceeds from issuance of long-term debt              200,000        100,000
                                                         _________      _________
         Net cash provided by
           financing activities                       $     6,126    $    46,464
                                                         _________      _________
         Net increase (decrease) in cash              $    13,068    $   (14,016)

         Cash beginning of period                          20,093         19,507
                                                         _________      _________
         Cash end of period                           $    33,161    $     5,491
                                                         =========      =========

See accompanying notes to condensed consolidated financial statements.

                                                    Commission File No. 0-6544


                          BRUNO'S, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 APRIL 9, 1994 AND APRIL 3, 1993

                  (Dollar Amounts in Thousands)


1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements include the accounts of Bruno's, Inc. and its wholly owned sub-sidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the consolidated financial position and results of operations of the Company for the interim periods. The results of operations for the forty (40) weeks ended
    April 9, 1994, are not necessarily indicative of the results which may be expected for the entire year.


2.  Earnings Per Share

    Earnings per share was computed on the weighted average number of common shares outstanding during the respective periods
    (78,087,000 and 78,936,000 for the forty week periods, respectively and 78,092,000 and 78,048,000 for the fourteen week periods, respectively).


3.  Income Taxes


    On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993, was signed into law which increased Federal income tax rates from 34% to 35% for the Company retroactively effective to January 1, 1993. The new law required an adjustment of approximately $2,200 to retroactively restate the current and deferred income tax liabilities. This adjustment combined with the increased effective tax rate, resulted in an effective income tax rate for the forty weeks ended April 9, 1994 of 42.6%.

                                                    Commission File No. 0-6544



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

             A table showing the percentage of net sales represented by certain items in the Company's condensed consolidated state-
             ments of income is as follows:
                                                    FORTY WEEKS ENDED            FOURTEEN WEEKS ENDED
                                                 _______________________       _______________________
                                                  4-9-94         4-3-93         4-9-94         4-3-93
                                                 ________       ________       ________       ________
    Net Sales                                      100.0 %        100.0 %        100.0 %        100.0 %

    Cost Of Products Sold                           77.3           78.1           77.3           79.3
                                                 ________       ________       ________       ________
       Gross Profit                                 22.7 %         21.9 %         22.7 %         20.7 %

    Store Operating, Selling, and
       Administrative Expenses                      18.0           17.1           18.2           17.4
    Depreciation and Amortization                    1.9            1.7            1.9            1.7
    Net Interest Expense                             0.6            0.6            0.6            0.7
                                                 ________       ________       ________       ________
        Income Before Provision For Income
         Taxes and Extraordinary Item                2.2 %          2.5 %          2.0 %          0.9 %
    Provision for Income Taxes                       0.9            0.9            0.8            0.3
                                                 ________       ________       ________       ________

        Income Before Extraordinary Item             1.3 %          1.6 %          1.2 %          0.6 %
    Extraordinary Item, Net                         (0.2)            --             --             --

                                                 ________       ________       ________       ________
        Net Income                                   1.1 %          1.6 %          1.2 %          0.6 %
                                                 ========       ========       ========       ========

         A summary of the period to period changes in certain items included in the condensed statements of income is as follows:

                                                                 COMPARISON OF
                                          ________________________________________________________________
                                              FORTY WEEKS ENDED                 FOURTEEN WEEKS ENDED
                                              4-9-94 and 4-3-93                  4-9-94 and 4-3-93
                                          ________________________________________________________________
                                                              Increase (Decrease)
                                                  (Dollars in Thousands Except Per Share Amounts)

Net Sales                                  $  23,077           1.1 %          $   2,513            0.3 %
Cost Of Products Sold                            (70)          0.0              (12,956)          (2.1)
Store Operating, Selling, and
  Administrative Expenses                     23,794           6.5                6,145            4.6
Depreciation and Amortization                  4,276          11.6                1,655           12.5
Net Interest Expense                          (1,000)         (7.3)                (705)         (14.0)


Income Before Extraordinary Item              (5,656)        (16.8)               5,061          115.5
Extraordinary Item, Net                        3,288         100.0                   --             --

Net Income                                    (8,944)        (26.6)               5,061          115.5

Income Per Common Share Before
  Extraordinary Item                           (0.07)        (16.3)                0.06          100.0

Net Income Per Common Share                    (0.11)        (25.6)                0.06          100.0

                                                    Commission File No. 0-6544


                              BRUNO'S, INC.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS

           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     (Dollar Amounts In Thousands)


RESULTS OF OPERATIONS

Net sales increased 1.1% ($23,077) and .3% ($2,513), respectively, in the forty and fourteen week periods ended April 9, 1994, as compared to the applicable periods in the prior year. The net sales increase was primarily attributed to the thirteen new stores opened in the past year which more than offset closed and relocated stores. Same store sales decreased 1% during the third quarter of fiscal 1994 as compared with the same period in fiscal 1993.

Gross profit as a percentage of net sales was 22.7%, in the forty and fourteen week periods ended April 9, 1994, as compared to a gross profit percentage of 21.9% and 20.7% for the applicable periods in fiscal 1993. The increase in gross profit percentages for the forty and fourteen week periods ended April 9, 1994 as compared to the same periods in fiscal 1993 are primarily due to a reduced margin pricing strategy inplace during in the third quarter of 1993. The Company did not extend the reduced margin strategy to fiscal year 1994, and thus margins have improved.

Store operating, selling and administrative expenses as a percentage of net sales increased from 17.4% for the fourteen weeks ended April 3, 1993, to 18.2% for the fourteen weeks ended April 9, 1994. This increase as a percentage of net sales is a continuing trend of increased costs associated with new store openings and store renovations, coupled with slower sales growth.

The increase in depreciation and amortization expense as a percentage of sales in fiscal 1994 over fiscal 1993 is the result of store growth (and the related growth in depreciable assets) exceeding the applicable sales growth.

Net interest expense has decreased for the fourteen weeks ended April 9, 1994 as compared to the same period in 1993 due to lower levels of short-term borrowings.

The Company's effective income tax rate increased from 36.1% in the third quarter of fiscal 1993 to 38.0% in the third quarter of fiscal 1994, and increased from 36.1% for the forty week periods ended April 3, 1993, to 42.6% for the same period in fiscal 1994. See Note 3 of Notes to Condensed Consolidated Financial Statements for a complete discussion of the increased provision for income taxes related to increased statutory Federal income tax rates.

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


LIQUIDITY AND CAPITAL RESOURCES


Historically, the Company has funded working capital requirements, capital expenditures and other cash requirements primarily through cash flow from operations. Operating activities have generated $50,696 and $40,077, respectively, in cash in each of the forty week periods ended April 9, 1994, and April 3, 1993. Additional working capital was raised in the first quarter of fiscal 1993 and 1994 through proceeds from the issuance of term loans. Also, the Company has at its disposal a $75 million unsecured line of credit to meet any short-term cash requirements.

The primary use of cash in investing activities relates to the Company's capital expenditures. While the Company has decreased these activities, the Company has continued its expanding and remodeling of stores during fiscal 1994. Capital expenditures were $52,653 compared with $100,557 in fiscal 1994 and fiscal 1993, respectively. The fiscal 1994 capital expenditures were financed primarily with internally generated funds.

The Company anticipates that funds necessary for the expansion of its business during the foreseeable future will be financed through available cash reserves, internally generated funds and short-term borrowings. However, the Company may use for such purposes additional sources of financing, which may include long-term borrowings and the issuance of additional debt or equity securities.

The Company estimates capital expenditures for the remainder of fiscal 1994 to be approximately $10,000 and plans to finance these expenditures through internally generated funds or other available resources. These estimated capital expenditures are primarily related to the opening of new stores and the remodeling of existing stores. Management continuously evaluates all stores based upon volume, profitability, location, age, demographics, etc. and makes closure decisions based upon the evaluations.

                                                    Commission File No. 0-6544


As stated earlier, the Company has at its disposal a $75 million unsecured line of credit to meet short-term cash requirements. At July 3, 1993, $35 million of borrowings was outstanding under this line of credit, while no borrowings were outstanding at April 9, 1994. The other primary use of cash in financing activities relates to the payment of cash dividends which aggregated $14,056 and $13,090 during the first two quarters of fiscal 1994 and 1993, respectively.

During the first quarter of fiscal 1993, the Company issued a term bank loan for $100,000 to finance a stock repurchase and repay short-term borrowings. As fully discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, during the first quarter of fiscal 1994, the Company redeemed its 6.5% Convertible Subordinated Debentures with the proceeds of a $200,000 term loan.

                                                    Commission File No. 0-6544





                             BRUNO'S, INC.

                           OTHER INFORMATION


     The Company was not required to report material unusual charges or credits to income pursuant to Item 10 (a) or a change in independent accountants pursuant to Item 12 of Form 8-K for any of the forty (40) weeks ended April 9, 1994.



                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   BRUNO'S, INC.
                                   REGISTRANT


Date
May 20, 1994



                                   Glenn J. Griffin
                                   Glenn J. Griffin
                                   Executive Vice President, and
                                   Chief Financial Officer *






*Both duly authorized officer and principal financial officer.