Form 10-K405
period 1994-07-02
BRUNOS INC
filed 1994-09-29
CIK 14920

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

         (Mark One)
         [x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

                     For the fiscal year ended July 2, 1994

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

               For the transition period from _______ to _______

                         Commission File Number 0-6544

                                 BRUNO'S, INC.
             (Exact Name of Registrant as Specified in its Charter)


                     Alabama                            63-0411801
         (State or Other Jurisdiction of             (I.R.S. Employer
          Incorporation or Organization)            Identification No.)

         800 Lakeshore Parkway, Birmingham, Alabama           35211
         (Address of Principal Executive Offices)           Zip Code)

                                  205/940-9400
              (Registrant's Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE

          Securities Registered Pursuant to Section 12(g) of the Act:
                                  COMMON STOCK
                                 $.01 Par Value

Indicate by check mark whether Bruno's, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]         No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of Bruno's, Inc. as of September 7, 1994, was approximately $531,336,737.

As of September 7, 1994, the number of shares of Bruno's, Inc. Common Stock outstanding was 78,096,941.

                      DOCUMENTS INCORPORATED BY REFERENCE

         (1) Part II incorporates by reference portions of the Bruno's, Inc. Annual Report to Shareholders for the Fiscal Year Ended July 2, 1994.

         (2) Part III incorporates by reference portions of the Bruno's, Inc. Proxy Statement for the fiscal year ended July 2, 1994, filed with the Commission on September 19, 1994.

                                               TABLE OF CONTENTS

                 Item                                                                         Page
Part I           1        Business.                                                             1

                 2        Properties.                                                           5

                 3        Legal Proceedings.                                                    6

                 4        Submission of Matters to a Vote of
                          Security Holders.                                                     6

Part II          5        Market for Registrant's Common Equity
                          and Related Stockholder Matters                                       7

                 6        Selected Financial Data.                                              7

                 7        Management's Discussion and Analysis
                          of Financial Condition and Results of
                          Operations                                                            7

                 8        Financial Statements and Supplementary
                          Data                                                                  8

                 9        Changes in and Disagreements with
                          Accountants on Accounting and Financial
                          Disclosure                                                            8

Part III         10       Directors and Executive Officers of the
                          Registrant                                                            8

                 11       Executive Compensation                                                8

                 12       Security Ownership of Certain Beneficial
                          Owners and Management                                                 8

                 13       Certain Relationships and Related
                          Transactions                                                          8

Part IV          14       Exhibits, Financial Statement Schedules,
                          and Reports on Form 8-K                                               9

                                     PART I

Item 1.  Business.

General

Bruno's, Inc. ("Bruno's" or the "Company"), a corporation organized in 1959 under the laws of the State of Alabama, is a leading regional supermarket retailer operating in the southeastern United States. The Company operates a total of 257 supermarkets and combination food and drug stores, of which 125 are located in Alabama, 90 in Georgia, 20 in Florida, 11 in Tennessee, 6 in Mississippi and 5 in South Carolina. The Company attempts to achieve high sales volume by offering a wide variety of nationally-advertised brands at prices equal to or below those of competing stores. The Company, through pricing, merchandising and promotion, attempts to achieve a first or second market share position in each market area in which it operates. The Company also operates eight liquor stores in Florida which are adjacent to supermarkets operated by the Company.

The Company operates conventional, discount and warehouse supermarkets and combination food and drug stores of various sizes, primarily under five separate store formats. The Company utilizes these different formats to enable it to vary its pricing strategy, store size, product mix, and decor and design to best suit the demographic conditions and competitive environment of each store location.

The Company's major formats include:

Food World. The Company's 80 Food World supermarkets range in size from 30,000 to 60,000 square feet, and offer a wide selection of brand-name merchandise in a modern format that includes expanded specialty departments. These supermarkets advertise everyday low prices on television, radio and in newspapers in an effort to draw customers from a wide area around each location.

Food Max. The Company's 50 Food Max stores are large "superwarehouse" stores emphasizing an open warehouse appearance with modern decor and ranging in size from 34,000 to 75,000 square feet. In addition to a wide selection of brand-name merchandise, these superwarehouse stores emphasize private label and generic merchandise, bulk foods, large delicatessens and expanded meat and produce departments. These stores, which achieve low overhead through reduced staffing, are promoted primarily through newspaper advertising and regularly offer unadvertised specials.

Food Fair. The Company's 32 Food Fair supermarkets range in size from 21,000 to 42,000 square feet. These smaller supermarkets are designed to operate with a lower overhead and competitive pricing in areas that will not support the volume necessary for a larger supermarket. These stores are promoted primarily through newspaper and radio advertising.

Bruno's Food and Pharmacy. The Company's 17 Bruno's Food and Pharmacy stores generally are located in markets with suburban shoppers who appreciate "one-stop shopping" and a wide range of merchandise. These combination stores range in size from 48,000 to 60,000 square feet and typically contain expanded produce, bakery and delicatessen departments, full service seafood and meat departments, a floral department, pharmacy, and a large selection of general merchandise. These stores carry specialty and gourmet foods generally not found in conventional supermarkets, as well as a variety of products normally found in large drug stores. Many also have in-store banking services. The Bruno's Food and Pharmacy stores are promoted primarily through newspaper advertising.

Piggly Wiggly. The Company's 56 Piggly Wiggly stores are conventional supermarkets, ranging in size from 18,000 to 48,000 square feet and are typically located in medium to small towns all in central and southern Georgia. These Piggly Wiggly stores offer weekly specials on selected merchandise, store specials and double manufacturers' coupons. They are promoted primarily through newspaper advertising and printed circulars available in the stores.

The majority of the Company's other supermarkets operate under the names Bruno's Finer Foods (12 stores), Bruno's Super Center (5 stores), and Consumer Warehouse Foods (2 stores).

All of the Company's stores offer fresh produce, meat and poultry and a wide selection of groceries, including dairy and bakery products, frozen foods, soft drinks, health and beauty aids and a variety of other general merchandise customarily carried by supermarkets. Many of the Company's stores, including all of the Food World, Bruno's Food & Pharmacy, Bruno's Finer Foods, Bruno's Super Center and Food Max stores, have delicatessens and bakery departments. All of the Company's stores are air-conditioned, well-lighted, and equipped with modern fixtures and adjacent to off street parking facilities. All of the Company's stores are equipped with electronic scanning equipment except the Piggly Wiggly stores, of which the majority are so equipped. The Company varies the inventory in its stores to take into account seasonal changes in consumer demand.

Distribution

The Company minimizes the square footage utilized for warehousing in each store in order to maximize the square footage available in each store to display merchandise for sale. Restocking of inventory is achieved primarily through the Company's warehouses. Each of the Company's stores receives frequent deliveries from the Company's distribution fleet of 153 tractors, 152 refrigerated trailers and 184 dry trailers. The approximately 1,375,000 square foot Birmingham warehouse, distribution center and executive headquarters are located on a 200-acre site. The Company-owned

Vidalia warehouse and distribution center is located in southeastern Georgia on a 90-acre site. The Birmingham warehouse utilizes a computerized inventory control and ordering system that is linked directly to the stores it serves. Approximately 26% of the Company's purchases, including beverages, tobacco products, milk, bread and snack foods, are supplied directly to the stores by local distributors. The Company believes that the existing warehouse capacity will be sufficient to serve all stores proposed to be opened during the next two years. The Company owns ample adjacent acreage for expansion thereafter. Generally, it is efficient to supply stores within a 300-mile radius of a distribution facility.

Expansion

The Company has expanded through the development of individual stores and the acquisition of existing stores. The Company's expansion policy is to seek locations for new stores in areas believed to be capable of supporting a high level of sales volume. The Company plans to continue to expand through the development of new stores in Alabama and Georgia and in the surrounding southeastern states and may acquire existing stores or supermarket chains, if attractive opportunities become available. There are no current agreements or negotiations with respect to any acquisitions, and there can be no assurances that opportunities to make acquisitions will become available on terms deemed favorable by the Company or that the Company will be able to effect any acquisitions. During the past several years, the Company has emphasized the development of larger stores. The Company plans to open approximately 8 new stores during the current fiscal year and 10 new stores during the following year.

The following table sets forth certain statistical information with respect to the Company's supermarket operations for the fiscal years indicated.

                                     June 27,       July 3,       July 2,
                                       1992          1993          1994
Stores open at beginning
  of period                            240           253           257
Stores opened or acquired
  during period                         20            23             8
Stores closed or sold during
  period                                 7            19             8
Stores open at end of period           253           257           257

Competition

The Company's business is highly competitive. In each of the markets in which the Company operates, it competes directly with a number of national and regional chains, as well as with various local chains and numerous single unit stores. Many items sold by the Company's combination stores also can be found in variety stores, discount stores, drug stores and department stores. The supermarket business is characterized by narrow profit margins and, accordingly, the Company's earnings depend primarily on the efficiency of its operations and on its ability to maintain a large sales volume. Competition among supermarkets and drug stores generally takes the form of price competition, store location, product selection and service performance. The Company believes that its policy of pricing its merchandise competitively with, and generally lower than, competing stores is an important competitive factor.

The number of competitors and the amount of competition experienced by the Company's stores varies from city to city and in various locations within cities. The main competitors of the Company are the supermarket chains operated by Winn-Dixie Stores, Inc., the Kroger Company, BiLo, Food Lion and Delchamps, Inc. Winn-Dixie Stores, Inc. competes with the Company throughout Alabama and Georgia, and the Kroger Company competes with the Company throughout Alabama, with the exception of the Birmingham, Montgomery and Mobile markets and certain parts of Georgia. BiLo and Food Lion compete with the Company throughout Georgia with the exception of Atlanta.

Employees

At July 2, 1994, the Company employed approximately 11,084 full time and 16,136 part-time employees. Of this number, approximately 25,553 are employed in the supermarkets and combination stores, 1,363 are employed in the warehousing operations and 304 are employed in the Company's business offices. Approximately 69% of such employees are covered under collective bargaining agreements. The Company believes that its relationship with its employees is good.

The Company has an incentive compensation plan covering its key purchasing, warehouse and management staff and with each district manager, store manager, co-manager and assistant manager in which their compensation is based upon the profitability of the operations within the scope of their management responsibility.

Other Matters

Bruno's does not include industry segments. The Company's business is not seasonal to any material extent. No part of the business of Bruno's is dependent upon a single customer, or a few customers, the loss of any one of which would have a materially adverse effect upon the Company. Bruno's does not engage in any operations in foreign countries, nor is any portion of its sales or revenue derived from customers in any foreign countries.

Item 2.  Properties.

Store Properties

As of the end of the latest fiscal year, Bruno's leased 185 of its 257 food stores and seven of its eight liquor stores under standard commercial leases, no one of which is deemed to be materially important to the Company. All of these leases are long-term leases, generally with one or more renewal options. The Company generally owns the furniture and fixtures in each leased location, and has made various leasehold improvements in the store locations. Thirteen of the leases are with PM Associates, a joint venture owned 50% by a wholly-owned subsidiary of Bruno's and 50% by Metropolitan Life Insurance Company.

As of the end of the latest fiscal year, Bruno's owned 72 of its 257 food stores. Of these 72 stores, 48 are free-standing stores situated on tracts of land owned by Bruno's in various locations in Alabama and one store in Florida situated on leased land. In addition, 24 stores owned by the Company are located in shopping centers owned by Bruno's in various locations in Alabama, Tennessee and Georgia, with the remaining space in these shopping centers leased to commercial tenants. Bruno's also owns one shopping center in the Roebuck area of Birmingham, Alabama, in which the Company does not operate a store, with all space being leased to other commercial tenants.

Warehouse Properties

The approximately 1,375,000 square foot Birmingham warehouse, distribution center and office complex is located on a 200-acre site in the Oxmoor West Industrial Park in Birmingham, Alabama. The Company leases the Birmingham warehouse from The Industrial Development Board of the City of Birmingham, pursuant to a lease entered into in connection with the issuance of industrial revenue bonds. The lease has a primary term of 20 years. Upon the expiration of the lease term, the Company has the right to purchase the entire property for nominal consideration.

The approximately 686,000 square foot Vidalia warehouse and distribution center, owned by the Company, is located on a 90-acre site owned by the Company in Vidalia, Georgia.

The Company owns four additional warehouses in the Birmingham area, located on two separate parcels of land owned by the Company, which warehouses were formerly used for its central warehouse facility prior to the completion of its new distribution center in May of 1986. The Company is using one of these additional warehouses and three are vacant. The Company intends to sell these warehouses whenever it locates a suitable purchaser and has written the carrying value of these assets down to the estimated net realizable values.

Item 3.  Legal Proceedings.

In 1991, the Company received a favorable termination letter with respect to the termination of the employee pension plan of a supermarket chain acquired by the Company in 1989. Pursuant to that termination, distributions were made to all participants of that employee pension plan. After all of the benefit liabilities were paid, there remained a balance of $2,716,795 which was transferred to the Company as a reversion of excess pension assets. On June 15, 1992, the Company received a letter from the Pension Benefit Guaranty Corporation contending that inappropriate actuarial assumptions were used to determine the value of the employee's benefits distributed and that additional distributions must be made to numerous former participants of the said plan.
It is impossible to quantify the extent of any liability at this time, if any, but any liability is not expected to exceed $2,716,795.

Except for this matter, there are no material, pending legal proceedings, other than ordinary, routine litigation incidental to the business, to which Bruno's is a party or of which any of its property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

Bruno's did not submit any matters to a vote of its security holders during the fourth quarter of its fiscal year ended July 2, 1994.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The Company's Common Stock trades on the NASDAQ National Market System under the symbol BRNO. The following table sets forth, by fiscal quarter, the high and low sales prices, rounded to the nearest eighth, reported by the NASDAQ National Market System for the periods indicated.

For Fiscal Year Ended:          July 3, 1993                 July 2, 1994
                              High        Low              High        Low
First Quarter                14-5/8     12-1/2            12-1/4      8-7/8
Second Quarter               14-3/8     10-1/2            11-3/8      8-1/2
Third Quarter                14-1/4      9-1/8             9-5/8      7-1/8
Fourth Quarter               10-5/8      7-7/8             8-1/2      6-7/8

As of September 7, 1994, there were approximately 8,077 holders of record of the Company's Common Stock.

The following table sets forth the dividends paid by Bruno's to its shareholders during the last two fiscal years. Bruno's intends to continue its policy of paying quarterly cash dividends. Future dividends will be dependent, however, upon the Company's earnings, financial requirements and other relevant factors.

         For Fiscal Year Ended:          July 3, 1993     July 2, 1994
         First Quarter                      $.055            $.06
         Second Quarter                     $.055            $.06
         Third Quarter                      $.055            $.06
         Fourth Quarter                     $.055            $.06

Item 6.  Selected Financial Data.

The information set forth under the caption "Selected Financial Data", appearing on page 23 of the Bruno's, Inc. Annual Report to Shareholders for the Fiscal Year Ended July 2, 1994, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", appearing on pages 24 through 26 of the Bruno's, Inc. Annual Report to Shareholders for the Fiscal Year Ended July 2, 1994, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The Financial Statements appearing on pages 9 through 22, and the Unaudited Quarterly Financial Data appearing on page 27, of the Bruno's, Inc. Annual Report to Shareholders for the Fiscal Year Ended July 2, 1994, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information set forth under the captions "NOMINEES" and "OFFICERS", appearing in the Bruno's, Inc. Proxy Statement for the 1994 Annual Meeting of Shareholders dated September 16, 1994, is incorporated herein by reference.

Item 11.  Executive Compensation.

The information set forth under the captions "BOARD OF DIRECTORS" and "COMPENSATION TO EXECUTIVE OFFICERS", appearing in the Bruno's, Inc. Proxy Statement for the 1994 Annual Meeting of Shareholders dated September 16, 1994, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information set forth under the captions "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "NOMINEES", appearing in the Bruno's, Inc. Proxy Statement for the 1994 Annual Meeting of Shareholders dated September 16, 1994, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

The information set forth under the caption "INTERESTS OF OFFICERS, DIRECTORS AND OTHERS IN CERTAIN TRANSACTIONS", appearing in the Bruno's, Inc. Proxy Statement for the 1994 Annual Meeting of Shareholders dated September 16, 1994, is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      The following documents are filed as a part of this report:

         1.      Financial Statements

                 The following financial statements of the Company and report of independent public accountants are incorporated herein by reference to the Bruno's, Inc. Annual Report to Shareholders for the Fiscal Year Ended July 2, 1994:

                 Consolidated Balance Sheets as of July 2, 1994, and July 3,
                 1993.

                 Consolidated Statements of Income for Fiscal Years Ended July 2, 1994, July 3, 1993, and June 27, 1992.

                 Consolidated Statements of Shareholders' Investment for Fiscal Years Ended July 2, 1994, July 3, 1993, and June 27, 1992.

                 Consolidated Statements of Cash Flows for Fiscal Years Ended July 2, 1994, July 3, 1993, and June 27, 1992.

                 Notes to Consolidated Financial Statements

                 Report of Independent Public Accountants

                 Unaudited Quarterly Financial Data

         2.      Schedules to Financial Statements

                 Index to Schedules

                 Report of Independent Public Accountants

                 Schedule V - Property and Equipment

                 Schedule VI - Reserves for Depreciation and Amortization of Property and Equipment

         3.      Exhibits

Exhibit No.                       Description

3(i) Certificate of Incorporation of the Company, and amendments thereto, incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K, dated September 24, 1990.

Exhibit                                                                              Sequential
Number                    Description                                                Page Number
3(ii)            By-Laws of the Company, and amendments thereto, incorporated by reference to the Form S-3 Registration Statement No.
                 33-22594 of the Company.

3(iii) Amendment to By-Laws of the Company adopted by the Board of Directors on August 11, 1992, incorporated by reference to
                 Exhibit 3(c) to the Company's Annual Report on Form 10-K, dated September 15, 1992.

4                Specimen Common Stock Certificate, $.01 par value, of the
                 Company, incorporated by reference to Exhibit 4(a) to the Form
                 S-3 Registration Statement No. 33-22594 of the Company.

10(a)            Amended and Restated Group Term Life Insurance Plan of
                 Bruno's, Inc., dated March 15, 1984, incorporated by reference to Exhibit 10(h) of the Company's Annual Report on Form 10-K, dated August 27, 1985.

10(b)            Second Amended and Restated Bruno's, Inc. Employee Stock
                 Option Plan dated October 20, 1989, incorporated by reference to Exhibit 28 of Amendment No. 2 to the Form S-8 Registration
                 Statement No. 2-81642.

10(c) Bruno's, Inc. Profit Sharing Retirement Plan, incorporated by reference to Exhibit 10(h) of the Company's Annual Report on Form 10-K, dated August 9, 1989.

10(d) Form of Restricted Stock Bonus Plan of Bruno's, Inc., incorporated by reference to Exhibit 10(o) of the Company's
                 Annual Report on Form 10-K, dated September 30, 1988.

10(e)            Joint Venture Agreement for PM Associates between SSS
                 Enterprises, Inc. and Metropolitan Life Insurance Company, incorporated by reference to Exhibit 10.2 to Form S-1
                 Registration Statement No. 33-12239 of Piggly Wiggly Southern,
                 Inc.

10(f)            Note Purchase Agreement dated as of September 1, 1993, between
                 Bruno's, Inc., and the Various Purchasers Listed on Annex 1, incorporated by reference to Exhibit 10(r) to the Company's
                 Annual Report on Form 10-K, dated September 29, 1993.

10(g) Bruno's, Inc. Employee Incentive Stock Option Plan, approved by Bruno's Board of Directors on May 6, 1993, incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K, dated September 29, 1993.

Exhibit                                                                              Sequential
Number                    Description                                                Page Number
10(h)            Employment and Deferred Compensation Agreement dated July 22,
                 1994, between the Company and Ronald G. Bruno.

10(i)            Employment and Deferred Compensation Agreement dated July 22,
                 1994, between the Company and Paul F. Garrison.

10(j)            Employment and Deferred Compensation Agreement dated July 22,
                 1994, between the Company and Glenn J. Griffin.

10(k)            Employment and Deferred Compensation Agreement dated July 22,
                 1994, between the Company and Kenneth Bruno.

10(l)            Employment and Deferred Compensation Agreement dated July 22,
                 1994, between the Company and R. Michael Conley.

10(m) Employment Continuity Agreement dated July 22, 1994, between the Company and Ronald G. Bruno.

10(n) Employment Continuity Agreement dated July 22, 1994, between the Company and Paul F. Garrison.

10(o) Employment Continuity Agreement dated July 22, 1994, between the Company and Glenn J. Griffin.

10(p) Employment Continuity Agreement dated July 22, 1994, between the Company and Kenneth Bruno.

10(q) Employment Continuity Agreement dated July 22, 1994, between the Company and R. Michael Conley.

13               Pages 9 through 27 of the Bruno's, Inc. Annual Report to
                 Shareholders for the Fiscal Year Ended July 2, 1994. Printed copies of the Bruno's, Inc. Annual Report to Shareholders for the Fiscal Year Ended July 2, 1994, were distributed to shareholders of the Company on September 19, 1994, and were filed with the Securities and Exchange Commission at that time. Such Annual Report shall not be deemed to be filed with the Securities and Exchange Commission as a part of this Form
                 10-K Annual Report or otherwise subject to the liabilities of
                 Section 18 of the Securities and Exchange Act of 1934, as amended (except for the specific portions thereof which are incorporated by reference in this Form 10-K Annual Report).

18               Letter re change in accounting principles

22               Subsidiaries.

23(i)            Consent of independent public accountants to the incorporation
                 (by reference to this Form 10-K Annual Report) of their report on the Company's consolidated financial statements for the fiscal year ended July 2,

                 1994, into this Form 10-K Annual Report and the Company's Form S-8 Registration Statement No. 2-81642.

27               Financial Data Schedule

BRUNO'S, INC. WILL FURNISH TO EACH SHAREHOLDER, UPON WRITTEN REQUEST, COPIES OF THE EXHIBITS REFERRED TO ABOVE AT A COST OF TEN CENTS PER PAGE. REQUESTS SHOULD BE ADDRESSED TO: GLENN J. GRIFFIN, ASSISTANT SECRETARY, BRUNO'S, INC., POST OFFICE BOX 2486, BIRMINGHAM, ALABAMA 35201.

(b) No report on Form 8-K has been filed by Bruno's during the last quarter of the fiscal year ended July 2, 1994.

                         BRUNO'S, INC. AND SUBSIDIARIES


                               INDEX TO SCHEDULES

                                  JULY 2, 1994




                               TABLE OF CONTENTS




SCHEDULE
NUMBER                                                              PAGE
- - --------                                                            ----
         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                   14

   V     PROPERTY AND EQUIPMENT                                     15

  VI     RESERVES FOR DEPRECIATION AND AMORTIZATION OF
           PROPERTY AND EQUIPMENT                                   16




         Schedules other than those listed above have been omitted since the information is not applicable, not required, or is included in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders of
Bruno's, Inc.:


We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the BRUNO'S, INC. fiscal 1994 annual report to shareholders incorporated by reference in this Form l0-K, and have issued our report thereon dated July 29, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the accompanying index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                           ARTHUR ANDERSEN & CO.





Birmingham, Alabama
July 29, 1994

                         BRUNO'S, INC. AND SUBSIDIARIES


                      SCHEDULE V -- PROPERTY AND EQUIPMENT

                         (DOLLAR AMOUNTS IN THOUSANDS)




                                               Balance at
                                               Beginning       Additions         Retirements                          Balance at
            Classification                     of Period        at Cost           or Sales             Other        End of Period
- - --------------------------------------------- -----------     -----------       ------------        -----------     -------------
YEAR ENDED JUNE 27, 1992:
  Land                                          $ 33,712       $ 24,877          $   (960)            $   (387)         $ 57,242
  Buildings                                      131,257         17,674            (4,259)              23,412           168,084
  Equipment                                      295,500         39,531            (6,460)               4,437           333,008
  Leasehold improvements                          37,080          4,434                (2)                  67            41,579(1)
  Investment in property under capital leases     38,103              0                 0                    0            38,103(1)
  Construction in progress                        29,206         15,534                 0              (31,573)           13,167
  Leasehold interests                             25,865              0                 0                    0            25,865
                                                --------       --------          --------             --------          --------
                                                $590,723       $102,050          $(11,681)            $ (4,044)         $677,048
                                                ========       ========          ========             ========          ========

YEAR ENDED JULY 3, 1993:
  Land                                          $ 57,242       $ 10,413          $   (125)            $    210          $ 67,740
  Buildings                                      168,084         35,825            (5,521)              10,995           209,383
  Equipment                                      333,008         62,150           (14,063)                (218)          380,877
  Leasehold improvements                          41,579          8,416               (67)                 473            50,401(1)
  Investment in property under capital leases     38,103              0                 0                    0            38,103(1)
  Construction in progress                        13,167         14,937                 0              (11,460)           16,644
  Leasehold interests                             25,865              0                 0                    0            25,865(1)
                                                --------       --------          --------             --------          --------
                                                $677,048       $131,741          $(19,776)            $      0          $789,013
                                                ========       ========          ========             ========          ========

YEAR ENDED JULY 2, 1994:
  Land                                          $ 67,740       $    558          $ (3,128)            $     73          $ 65,243
  Buildings                                      209,383         14,317            (3,270)               9,319           229,749
  Equipment                                      380,877         35,144           (12,074)                (225)          403,722
  Leasehold improvements                          50,401          4,953            (2,154)                 (12)           53,188(1)
  Investment in property under capital leases     38,103              0            (1,514)                   0            36,589(1)
  Construction in progress                        16,644          9,017                 0               (9,257)           16,404
  Leasehold interests                             25,865              0                 0                    0            25,865(1)
                                                --------       --------          --------             --------          --------
                                                $789,013       $ 63,989          $(22,140)            $   (102)         $830,760
                                                ========       ========          ========             ========          ========

                                                                                 Investment in Property
                                                     Leasehold Improvements       Under Capital Leases        Leasehold Interests
                                                   --------------------------  -------------------------- -------------------------
                                                   July 2, 1994  July 3, 1993  July 2, 1994  July 3, 1993 July 2, 1994 July 3, 1993
                                                   ------------  ------------  ------------  ------------ ------------ ------------
Amounts shown above                                   $53,188       $50,401       $36,589       $38,103      $25,865      $25,865
Less reserves (Schedule VI)                            20,477        17,221        22,487        21,808       13,000       11,563
                                                      -------       -------       -------       -------      -------      -------
Amounts shown in consolidated financial statements    $32,711       $33,180       $14,102       $16,295      $12,865      $14,302
                                                      =======       =======       =======       =======      =======      =======

(1) Leasehold improvements, investment in property under capital leases, and leasehold interests in the consolidated financial statements are net of the related reserves for amortization, as follows:

                         BRUNO'S, INC. AND SUBSIDIARIES


            SCHEDULE VI--RESERVES FOR DEPRECIATION AND AMORTIZATION

                           OF PROPERTY AND EQUIPMENT

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                 Balance at        Additions                                           Balance
                                                 Beginning          Charged          Retirements                        at End
                                                 of Period         to Income          or Sales             Other      of Period
                                               -------------     -------------      ------------         ---------    ---------
YEAR ENDED JUNE 27, 1992:
  Buildings                                       $ 18,558          $ 4,535          $   (497)                $0        $ 22,596
  Equipment                                        114,733           30,552            (2,483)                 0         142,802
  Leasehold improvements                            10,659            2,992                31                  0          13,682
  Investment in property under capital leases       18,290            1,794                 0                  0          20,084
  Leasehold interests                                8,370            1,690                 0                  0          10,060
                                                  --------          -------          --------                 --        --------
                                                  $170,610          $41,563          $ (2,949)                $0        $209,224
                                                  ========          =======          ========                 ==        ========

YEAR ENDED JULY 3, 1993:
  Buildings                                       $ 22,596          $ 5,827          $   (913)                $0        $ 27,510
  Equipment                                        142,802           34,562           (10,330)                 0         167,034
  Leasehold improvements                            13,682            3,605               (66)                 0          17,221
  Investment in property under capital leases       20,084            1,724                 0                  0          21,808
  Leasehold interests                               10,060            1,503                 0                  0          11,563
                                                  --------          -------          --------                 --        --------
                                                  $209,224          $47,221          $(11,309)                $0        $245,136(1)
                                                  ========          =======          ========                 ==        ========

YEAR ENDED JULY 2, 1994:
  Buildings                                       $ 27,510          $ 6,639          $   (586)                $0        $ 33,563
  Equipment                                        167,034           36,976            (2,916)                 0         201,094
  Leasehold improvements                            17,221            4,117              (861)                 0          20,477
  Investment in property under capital leases       21,808            1,607              (928)                 0          22,487
  Leasehold interests                               11,563            1,437                 0                  0          13,000
                                                  --------          -------          --------                 --        --------
                                                  $245,136          $50,776          $ (5,291)                $0        $290,621(1)
                                                  ========          =======          ========                 ==        ========

                                                                                  July 2, 1994     July 3, 1993
                                                                                  ------------     ------------
Total reserves shown above                                                          $290,621         $245,136
Less:
  Reserves for amortization of leasehold improvements                                20,477           17,221
  Reserves for amortization of investment in property under capital leases            22,487           21,808
  Reserves for leasehold interests                                                    13,000           11,563
                                                                                    --------         --------
Amounts shown in consolidated financial statements                                  $234,657         $194,544
                                                                                    ========         ========

(1) The reserves for amortization of leasehold improvements, investment in property under capital leases and leasehold interests have been netted against the respective cost of leasehold improvements, investment in property under capital leases and leasehold interests in the consolidated financial statements (see reconciliation on Schedule V). A reconciliation of the reserves for depreciation, as reflected in the consolidated financial statements, are as follows:

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bruno's, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BRUNO'S, INC.


                                        By /s/ Ronald G. Bruno
                                           --------------------------------
                                             Ronald G. Bruno,
                                             Chief Executive Officer
                                             and Chairman of the Board


DATED: September 29, 1994


                                        By /s/ Glenn J. Griffin
                                           --------------------------------
                                             Glenn J. Griffin,
                                             Treasurer, Chief
                                             Financial Officer,
                                             Executive Vice President
                                             and Assistant Secretary

DATED: September 29, 1994

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                             Date
/s/ Joseph S. Bruno                        Chairman Emeritus of              Sept. 29, 1994
Joseph S. Bruno                            the Board of Directors

/s/ Ronald G. Bruno                        Chief Executive                   Sept. 29, 1994
Ronald G. Bruno                            Officer and Chairman
                                           of the Board

/s/ Paul F. Garrison                       President, Chief                  Sept. 29, 1994
Paul F. Garrison                           Operating Officer,
                                           Director

/s/ Glenn J. Griffin                       Executive Vice Presi-             Sept. 29, 1994
Glenn J. Griffin                           dent, CFO, Treasurer,
                                           Assistant Secretary

/s/ Kenneth J. Bruno                       Director                          Sept. 29, 1994
Kenneth J. Bruno

/s/ Judy M. Merritt                        Director                          Sept. 29, 1994
Judy M. Merritt

/s/ Richard Cohn                           Director                          Sept. 29, 1994
Richard Cohn

/s/Benny M. LaRussa,Jr.                    Director                          Sept. 29, 1994
Benny M. LaRussa, Jr.

/s/ J. Mason Davis, Jr.                    Director                          Sept. 29, 1994
J. Mason Davis, Jr.

/s/ Bart Starr                             Director                          Sept. 29, 1994
Bart Starr

                               INDEX TO EXHIBITS


Exhibit                                                                              Sequential
Number                    Description                                                Page Number
3(i)             Certificate of Incorporation of the Company, and amendments thereto, incorporated by reference to Exhibit 3(a) to the
                 Company's Annual Report on Form 10-K, dated September 24,
                 1990.

3(ii) By-Laws of the Company, and amendments thereto, incorporated by reference to the Form S-3 Registration Statement No.
                 33-22594 of the Company.

3(iii) Amendment to By-Laws of the Company adopted by the Board of Directors on August 11, 1992, incorporated by reference to
                 Exhibit 3(c) to the Company's Annual Report on Form 10-K, dated September 15, 1992.

4                Specimen Common Stock Certificate, $.01 par value, of the
                 Company, incorporated by reference to Exhibit 4(a) to the Form
                 S-3 Registration Statement No. 33-22594 of the Company.

10(a)            Amended and Restated Group Term Life Insurance Plan of
                 Bruno's, Inc., dated March 15, 1984, incorporated by reference to Exhibit 10(h) of the Company's Annual Report on Form 10-K, dated August 27, 1985.

10(b)            Second Amended and Restated Bruno's, Inc. Employee Stock
                 Option Plan dated October 20, 1989, incorporated by reference to Exhibit 28 of Amendment No. 2 to the Form S-8 Registration
                 Statement No. 2-81642.

10(c) Bruno's, Inc. Profit Sharing Retirement Plan, incorporated by reference to Exhibit 10(h) of the Company's Annual Report on Form 10-K, dated August 9, 1989.

10(d) Form of Restricted Stock Bonus Plan of Bruno's, Inc., incorporated by reference to Exhibit 10(o) of the Company's
                 Annual Report on Form 10-K, dated September 30, 1988.

10(e)            Joint Venture Agreement for PM Associates between SSS
                 Enterprises, Inc. and Metropolitan Life Insurance Company, incorporated by reference to Exhibit 10.2 to Form S-1


Exhibit                                                                              Sequential
Number                    Description                                                Page Number
                 Registration Statement No. 33-12239 of Piggly Wiggly Southern,
                 Inc.

10(f)            Note Purchase Agreement dated as of September 1, 1993, between
                 Bruno's, Inc., and the Various Purchasers Listed on Annex 1, incorporated by reference to Exhibit 10(r) to the Company's
                 Annual Report on Form 10-K, dated September 29, 1993.

10(g) Bruno's, Inc. Employee Incentive Stock Option Plan, approved by Bruno's Board of Directors on May 6, 1993, incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K, dated September 29, 1993.

10(h)            Employment and Deferred Compensation Agreement dated July 22,
                 1994, between the Company and Ronald G. Bruno.

10(i)            Employment and Deferred Compensation Agreement dated July 22,
                 1994, between the Company and Paul F. Garrison.

10(j)            Employment and Deferred Compensation Agreement dated July 22,
                 1994, between the Company and Glenn J. Griffin.

10(k)            Employment and Deferred Compensation Agreement dated July 22,
                 1994, between the Company and Kenneth Bruno.

10(l)            Employment and Deferred Compensation Agreement dated July 22,
                 1994, between the Company and R. Michael Conley.

10(m) Employment Continuity Agreement dated July 22, 1994, between the Company and Ronald G. Bruno.

10(n) Employment Continuity Agreement dated July 22, 1994, between the Company and Paul F. Garrison.

10(o) Employment Continuity Agreement dated July 22, 1994, between the Company and Glenn J. Griffin.

10(p) Employment Continuity Agreement dated July 22, 1994, between the Company and Kenneth Bruno.


Exhibit                                                                              Sequential
Number                    Description                                                Page Number
10(q)            Employment Continuity Agreement dated July 22, 1994, between the Company and R. Michael Conley.

13               Pages 9 through 27 of the Bruno's, Inc. Annual Report to
                 Shareholders for the Fiscal Year Ended July 2, 1994. Printed copies of the Bruno's, Inc. Annual Report to Shareholders for the Fiscal Year Ended July 2, 1994, were distributed to shareholders of the Company on September 19, 1994, and were filed with the Securities and Exchange Commission at that time. Such Annual Report shall not be deemed to be filed with the Securities and Exchange Commission as a part of this Form
                 10-K Annual Report or otherwise subject to the liabilities of
                 Section 18 of the Securities and Exchange Act of 1934, as amended (except for the specific portions thereof which are incorporated by reference in this Form 10-K Annual Report).

18               Letter re change in accounting principles

22               Subsidiaries.

23(i)            Consent of independent public accountants to the incorporation
                 (by reference to this Form 10-K Annual Report) of their report on the Company's consolidated financial statements for the fiscal year ended July 2, 1994, into this Form 10-K Annual
                 Report and the Company's Form S-8 Registration Statement No.
                 2-81642.

27               Financial Data Schedule
