Form 10-Q
period 1994-09-24
BRUNOS INC
filed 1994-11-08
CIK 14920

FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549



         Quarterly Report Under Section 13 or 15 (d) of
             The Securities and Exchange Act of 1934



QUARTER ENDED     September 24, 1994     COMMISSION FILE NO. 0-6544

                          BRUNO'S, INC.

STATE OF INCORPORATION ALABAMA I.R.S. EMPLOYER I.D. NO. 63-0411801

ADDRESS OF PRINCIPAL EXECUTIVE OFFICE (INCLUDING ZIP CODE)

        800 Lakeshore Parkway, Birmingham, Alabama 35211


REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE

                   Area Code   205 - 940-9400

OUTSTANDING COMMON STOCK AS OF September 24, 1994, IS 78,096,941





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

                                   YES    (X)        NO     ( )

                          BRUNO'S, INC.


                              Index





                                                       Page No.

Financial Statements:

     Condensed Consolidated Balance Sheets
     September 24, 1994, and July 2, 1994.                  2


     Condensed Consolidated Statements of Income
     and Retained Earnings for the Twelve (12)
     Week Periods Ended September 24, 1994, and
     September 25, 1993.                                    3


     Condensed Consolidated Statements of Cash
     Flows for the Twelve (12) Week Periods
     Ended September 24, 1994, and September 25,
     1993.                                                  4


     Notes to Condensed Consolidated Financial
     Statements.                                            5


Management's Discussion and Analysis of Financial
Condition and Results of Operations.                        7


Other Information                                           11


                                                    Commission File No. 0-6544

                                  BRUNO'S, INC.
          CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 24, 1994
                                AND JULY 2, 1994
                 (In Thousands Except Share And Per Share Amounts)
                                  (Unaudited)
                                                     9-24-94          7-2-94
                                                    _________        _________
ASSETS
- - - ---------
Current Assets -

   Cash and Cash Equivalents                      $    2,410       $   30,259
   Receivables                                        40,278           34,770
   Inventories at LIFO                               259,521          255,047
   Prepaid Expenses and Other                         11,893           10,665
                                                    _________        _________
     Total Current Assets                            314,102          330,741

Property, Equipment, Leasehold Improvements,
   Leasehold Interests and Investment in
   Property under Capital Leases, Net                520,511          540,139
Intangibles and Other Assets                          56,590           56,328
                                                    _________        _________
     Total Assets                                    891,203          927,208
                                                    =========        =========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
    ---------
Current Liabilities -
   Current Portion of Long-Term Debt and
     Capitalized Lease Obligations and
     Short-Term Borrowings                             2,627            4,092
   Accounts Payable                                   99,227          108,712
   Other Accrued Expenses                             35,686           43,545
   Accrued Income Taxes                                6,321               --
                                                    _________        _________
     Total Current Liabilities                       143,861          156,349
                                                    _________        _________
Long-Term Debt and Capitalized
   Lease Obligations                                 271,051          296,460
                                                    _________        _________
Deferred Income Taxes                                 51,136           51,136
                                                    _________        _________
Deferred Compensation                                  2,024            1,909
                                                    _________        _________
Shareholders' Investment -
   Common Stock ($.01 par value, 200,000,000
       shares authorized, 78,096,941 and
       78,090,441 shares respectively,
       issued and outstanding)                           781              781
   Paid-In Capital                                    41,999           41,999
   Retained Earnings                                 358,030          378,574
                                                    _________        _________
                                                     427,810          421,354

   Treasury Stock (595,000 shares)                    (4,679)              --
                                                    _________        _________
     Total Shareholders' Investment                  423,131          421,354
                                                    _________        _________
     Total Liabilities and Shareholders'
     Investment                                      891,203          927,208
                                                    =========        =========

See accompanying notes to condensed consolidated financial statements.

                                                    Commission File No. 0-6544

                                 BRUNO'S, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                        FOR THE TWELVE WEEK PERIODS ENDED
                    SEPTEMBER 24, 1994, AND SEPTEMBER 25.1993

                     (In Thousands Except Per Share Amounts)
                                  (Unaudited)

                                                        Twelve Weeks Ended
                                                  _____________________________
                                                    9-24-94           9-25-93
                                                  ___________       ___________
Net Sales                                      $     653,621     $     640,911
                                                  -----------       -----------
Cost and Expenses:
    Cost of Products Sold                      $     497,576     $     493,080
    Store Operating, Selling and
      Administrative Expenses                        120,340           113,803
    Depreciation and Amortization                     12,686            11,611
    Interest Expense                                   5,958             4,412
    Interest Income                                   (1,538)             (421)
                                                  ___________       ___________
                                               $     635,022     $     622,485
                                                  ___________       ___________
        Income Before Provision For Income
          Taxes and Extraordinary Item         $      18,599     $      18,426

Provison For Income Taxes (Note 3)                     7,067             9,226
                                                  -----------       -----------
Income Before Extraordinary Item               $      11,532     $       9,200
Extraordinary Item, Net (Note 5)                          --            (3,288)
                                                  ___________       ___________
Net Income                                     $      11,532     $       5,912

Cash Dividends                                        (5,076)           (4,684)

Retained Earnings, Beginning Of Period               378,574           360,022
                                                  ___________       ___________
Retained Earnings, End Of Period               $     385,030     $     361,250
                                                  ===========       ===========
Earnings Per Common Share:
  Income Before Extraordinary Item             $        0.15     $        0.12
  Extraordinary Item, Net                                 --             (0.04)
                                                  ___________       ___________
Net Income                                     $        0.15     $        0.08
                                                  ===========       ===========
Cash Dividends Per Common Share                $       0.065     $        0.06
                                                  ===========       ===========

See accompanying notes to condensed consolidated financial statements.

                                                    Commission File No. 0-6544

                                   BRUNO'S, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE TWELVE WEEK PERIODS ENDED
                      SEPTEMBER 24, 1994, AND SEPTEMBER 25,1993

                                   (In Thousands)
                                    (Unaudited)
                                                      ________________________

                                                       9-24-94        9-25-93
                                                      _________      _________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                        $    11,532    $     5,912
                                                      _________      _________

  Adjustments to reconcile net income
    to net cash provided by operating
    activities-
       Depreciation & amortization                  $    12,686    $    11,611
       LIFO provision (credit)                              615         (1,062)
       Change in assets and liabilities                 (22,995)       (13,360)
                                                       _________      _________
       Total adjustments                            $    (9,694)   $    (2,811)
                                                       _________      _________
       Net cash provided by operating               $     1,838    $     3,101
         activities                                    _________      _________


CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property                    $    17,875    $     7,763
  Capital expenditures                                  (10,933)       (19,810)

                                                       _________      _________
       Net cash provided by (used in)
         investing activities                       $     6,942    $   (12,047)
                                                       _________      _________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (repayments) line of credit, net       $        --    $   (35,000)
  Reduction of long-term debt                           (26,874)      (143,470)
  Proceeds form issuance of long-term debt                   --        200,000
  Purchase of treasury stock                             (4,679)            --
  Proceeds from issuance of stock                            --            167
  Dividends paid                                         (5,076)        (4,684)
                                                       _________      _________
       Net cash provided by (used in)
         financing activities                       $   (36,629)   $    17,013
                                                       _________      _________

       Net increase (decrease) in cash              $   (27,849)   $     8,067

       Cash beginning of period                          30,259         20,093
                                                       _________      _________
       Cash end of period                           $     2,410    $    28,160
                                                       =========      =========

See accompanying notes to condensed consolidated financial statements.

                                                    Commission File No. 0-6544

                          BRUNO'S, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            SEPTEMBER 24, 1994 AND SEPTEMBER 25, 1993

                  (Dollar Amounts in Thousands)


1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements include the accounts of Bruno's, Inc. and its wholly owned sub-sidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the consolidated financial position and results of operations of the Company for the interim periods. The results of operations for the twelve (12) weeks ended September 24, 1994, are not necessarily indicative of the results which may be expected for the entire year.


2.  EARNINGS PER SHARE

    Earnings per share was computed on the weighted average number of common shares outstanding during the respective periods (77,797,000 and 78,048,000, respectively). Outstanding stock options are common stock equivalents but were excluded from earnings per common share computations as their effect was either not material or antidilutive.


3.  INCOME TAXES

    On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993, was signed into law which increased Federal income tax rates from 34% to 35% for the Company retroactively effective to January 1, 1993. The new law changed the Company's effective income tax rate to approximately 38% and required an adjustment in the first quarter 1994 of approximately $2,200 to retroactively restate the current and deferred income tax liabilities. This adjustment combined with the increased tax rate, resulted in an effective income tax rate for the first quarter of fiscal 1994 of 50%.

                                                     Commission File No. 06544



4.  CONTINGENCIES

    The Company is a party to various legal and taxing authority proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

    The Company has received a notice from the Pension Benefit Guaranty Corporation ("PBGC") contending that inappropriate actuarial assumptions were used in connection with final distributions of a previously terminated plan. As such, the PBGC has taken a position that additional distributions must be made to former participants. The amount of the Company's liability, if any, and the ultimate outcome is unknown at the present time, but is not expected to exceed $2,700.


5.  DEBT RESTRUCTURE

    On September 1, 1993, the Company redeemed $142,750 of 6.5% Convertible Subordinated Debentures at 103.9% of face value in accordance with the terms of the related indenture. The redemption was financed with the proceeds of a $200,000 term loan which will amortize over 10 to 15 years at rates ranging from 6.6% to 7.1%. This redemption resulted in a loss of $3,288 (net of the applicable income tax benefit of $2,015) which is classified as an extraordinary item in the accompanying first quarter of fiscal 1994 statement of income and retained earnings.


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

             A table showing the percentage of net sales represented by certain items in the Company's condensed consolidated state-
             ments of income is as follows:
                                                 TWELVE WEEKS ENDED
                                               _______________________
                                               9-24-94        9-25-93
                                               ________       ________
Net Sales                                       100.0 %        100.0 %

Cost Of Products Sold                            76.1           76.9
                                               ________       ________
Gross Profit                                     23.9 %         23.1 %

Store Operating, Selling, and
   Administrative Expenses                       18.4           17.8
Depreciation and Amortization                     1.9            1.8
Net Interest Expense                              0.8            0.6
                                              ________       ________
    Income Before Provision For Income
     Taxes and Extraordinary Item                 2.8 %          2.9 %
Provision for Income Taxes                        1.0            1.5
                                              ________       ________

    Income Before Extraordinary Item              1.8 %          1.4 %
Extraordinary Item, Net                           0.0           (0.5)

                                              ________       ________
    Net Income                                    1.8 %          0.9 %
                                              ========       ========

         A summary of the period to period changes in certain items included in the condensed statements of income is as follows:

                                           COMPARISON OF 12 WEEKS ENDED

                                                9-24-94 and 9-25-93
                                          ______________________________
                                               Increase (Decrease)
                                           (Dollars in Thousands Except
                                               Per Share Amounts)

Net Sales                               $  12,710            2.0
Cost Of Products Sold                       4,496            0.9
Store Operating, Selling, and
  Administrative Expenses                   6,537            5.7
Depreciation and Amortization               1,075            9.3
Net Interest Expense                          429           10.7

Income Before Extraordinary Item            2,332           25.3
Extraordinary Item, Net                    (3,288)         100.0

Net Income                                  5,620           95.1

Income Per Common Share Before
 Extraordinary Item                          0.03           25.0

Net Income Per Common Share                  0.07           87.5


                                                    Commission File No. 0-6544


                              BRUNO'S, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS

             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Net sales increased $12.7 million or 2.0% in the twelve week period ended September 24, 1994, as compared to the twelve week period ended September 25, 1993. The net sales increase was primarily attributable to the Company's recent focus on existing stores and stressing the importance of customer service. This strategy has resulted in positive same store sales growth despite continued competitive pressures. In addition, sales for the 1994 fourth of July holiday weekend are included in the first quarter of fiscal 1995 sales while a majority of the 1993 fourth of July holiday weekend sales were included in the fourth quarter of fiscal 1993.

Gross profit as a percentage of net sales was 23.9% for the first quarter of fiscal 1995 as compared to 23.1% for the first quarter of fiscal 1994. The increase in gross profit percentage from the first quarter of the prior year is due to increased retail prices over the prior year and the continued decline in the cost of grocery and meat prices.

Store operating, selling and administrative expenses as a percentage of net sales increased from 17.8% for the twelve weeks ended September 25, 1993, to 18.4% for the twelve weeks ended September 24, 1994. This increase as a percentage of net sales is primarily due to increased costs associated with new store openings and the Company's concerted efforts at improving customer service by maintaining more personnel in certain format stores and renovating certain existing stores to a different more customer service oriented store format.

The $1.1 million increase in depreciation and amortization expense in the first quarter of fiscal 1995 as compared to the first quarter of fiscal 1994 is the result of an increase in the Company's depreciable asset base due to new store openings and store renovations.

The increase in net interest expense of $429,000 from the first quarter level in 1994 to the first quarter level in 1995 is due to an increase in interest rates which effected the Company's net interest position on its $80 million notional interest rate swap. The Company paid approximately $26.9 million on long-term debt at the end of the first quarter of fiscal 1995 which did not effect interest expense in that quarter but will serve to reduce interest expense in future periods.

                                                    Commission File No. 0-6544





The decrease in the provision for income taxes as a percentage of sales from 1.5% in the first quarter of fiscal 1994 to 1.0% in the first quarter of fiscal 1995 results from the fiscal 1994 increase in statutory rates which became effective retroactively to January 1, 1994. See Note 3 of the Notes to Condensed Consolidated Financial Statements for a further discussion of the increased statutory rates and impact on the Company's effective tax rate.

As discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, the Company redeemed its 6.5% Convertible Debentures at 103.9% of face value during the first quarter of fiscal 1994. This redemption resulted in an extraordinary loss of $3.3 million (net of the applicable income tax benefit of $2.0 million).



LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has funded working capital requirements, capital expenditures and other cash requirements primarily through cash flow from operations. Operating activities have generated $1.8 million and $3.1 million, respectively, in cash in each of the periods ended September 24, 1994, and September 25, 1993. The Company has at its disposal a $75 million unsecured line of credit (no amounts outstanding at September 24, 1994) to meet any short-term cash requirements.

Cash flow provided by (used in) investing activities were $6.9 million and ($12.0) million for the twelve weeks ended September 24, 1994 and September 25, 1993, respectively. Proceeds from the sale of certain property totaled $17.9 million during the first quarter of fiscal 1995 compared to $7.8 million during the first quarter of fiscal 1994. There were no material gains or losses generated from these sales. The Company has continued its expansion and remodeling of stores programs during fiscal 1995. Capital expenditures were $10.9 million compared with $19.8 million in the first quarter of fiscal 1995 and fiscal 1994, respectively. Capital expenditures were financed with internally generated funds.

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

                                                    Commission File No. 0-6544



The Company estimates capital expenditures for the remainder of fiscal 1995 to be approximately $49 million and plans to finance these expenditures through internally generated funds or other available resources. These estimated capital expenditures are primarily related to the opening of new stores and the remodeling of existing stores. Management continuously evaluates all stores based upon volume, profitability, location, age, demographics, etc. and makes closure decisions based upon the evaluations.

The primary uses of cash in financing activities during the first quarter of fiscal 1995 were a $26.9 million reduction in long-term debt, $5.1 million in cash dividends paid, and $4.7 million purchase of 595,000 shares of treasury stock. As fully discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, during the first quarter of fiscal 1994, the Company redeemed its 6.5% Convertible Subordinated Debentures with proceeds of a $200 million term loan. In addition, during the first quarter of fiscal 1994, the Company paid off its line of credit borrowings of $35 million and paid cash dividends of $4.7 million.


OTHER

On July 22, 1994, the Company's Board of Directors approved the repurchase on the open market of up to $25 million of the Company's common stock. As noted above, during the first quarter of fiscal 1995 the Company purchased 595,000 shares at a total price of $4.7 million.

                                                    Commission File No. 0-6544





                                BRUNO'S, INC.

                              OTHER INFORMATION


     The Company was not required to report material unusual charges or credits to income pursuant to Item 10 (a) or a change in independent accountants pursuant to Item 12 of Form 8-K for any of the twelve (12) weeks ended September 24, 1994.



                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              _______________BRUNO'S,INC.__________
                                             REGISTRANT


                              _____________________________________



                              _____________________________________
                                        Glenn J. Griffin
                                   Executive Vice President, and
                                   Chief Financial Officer *






*Both duly authorized officer and principal financial officer.