Form 10-Q
period 1994-12-31
BRUNOS INC
filed 1995-02-14
CIK 14920

FORM 10-Q



               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549



         Quarterly Report Under Section 13 or 15 (d) of
             The Securities and Exchange Act of 1934



QUARTER ENDED     December 31, 1994     COMMISSION FILE NO. 0-6544

                          BRUNO'S, INC.

STATE OF INCORPORATION ALABAMA I.R.S. EMPLOYER I.D. NO. 63-0411801

ADDRESS OF PRINCIPAL EXECUTIVE OFFICE (INCLUDING ZIP CODE)

        800 Lakeshore Parkway, Birmingham, Alabama 35211


REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE

                   Area Code   205 - 940-9400

OUTSTANDING COMMON STOCK AS OF December 31, 1994, IS 78,097,741





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

                                   YES    (X)        NO     ( )

                                                    Commission File No. 0-6544






                          BRUNO'S, INC.


                              Index





                                                       Page No.

Financial Statements:

Condensed Consolidated Balance Sheets
as of December 31, 1994, July 2, 1994.                      2


Condensed Consolidated Statements of Income
and Retained Earnings for the Twenty-Six (26)
and Fourteen (14) Week Periodsriods Ended December 31,
1994, and January 1, 1994.                                  3



Condensed Consolidated Statements of Cash
Flows for the Twenty-Six (26) Week Periods
Ended December 31, 1994, and January 1,
1994.                                                       4


Notes to Condensed Consolidated Financial
Statements.                                                 5


Management's Discussion and Analysis of Financial
Condition and Results of Operations.                        7


Submission of Matters to Vote of Security Holders           11


Other Information                                           12


                                                    Commission File No. 0-6544

                                  BRUNO'S, INC.
          CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1994
                                AND JULY 2, 1994
                 (In Thousands Except Share And Per Share Amounts)
                                  (Unaudited)
                                                12-31-94          7-2-94
                                              -----------      -----------
ASSETS
- - - ------
Current Assets -

   Cash and Cash Equivalents                  $    5,486       $   30,259
   Receivables                                    45,692           34,770
   Inventories at LIFO                           266,969          255,047
   Prepaid Expenses and Other                     12,892           10,665
                                               ----------       ----------
     Total Current Assets                        331,039          330,741

Property, Equipment, Leasehold Improvements,
   Leasehold Interests and Investment in
   Property under Capital Leases, Net            517,293          540,139
Intangibles and Other Assets                      56,144           56,328
                                               ----------       ----------
     Total Assets                             $  904,476      $   927,208
                                               ==========       ==========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
- - - ----------------------------------------
Current Liabilities -
   Current Portion of Long-Term Debt and
     Capitalized Lease Obligations and
     Short-Term Borrowings                    $   42,052      $     4,092
   Accounts Payable                              110,506          108,712
   Other Accrued Expenses                         41,519           43,545
   Accrued Income Taxes                            4,433               --
                                               ----------       ----------
     Total Current Liabilities                   198,510          156,349
                                               ----------       ----------
Long-Term Debt and Capitalized
   Lease Obligations                             220,541          296,460
                                               ----------       ----------
Deferred Income Taxes                             51,136           51,136
                                               ----------       ----------
Deferred Compensation                              2,159            1,909
                                               ----------       ----------
Shareholders' Investment -
   Common Stock ($.01 par value, 200,000,000
       shares authorized, 78,097,741 and
       78,090,441 shares issued respectively)        781              781
   Paid-In Capital                                42,004           41,999
   Retained Earnings                             394,024          378,574
                                               ----------       ----------
                                                 436,809          421,354
   Treasury Stock (595,000 shares)                (4,679)              --
                                               ----------       ----------
     Total Shareholders' Investment              432,130          421,354
                                               ----------       ----------
     Total Liabilities and Shareholders'
     Investment                                $ 904,476        $ 927,208
                                               ==========       ==========

See accompanying notes to condensed consolidated financial statements.

                                                    Commission File No. 0-6544


                                    BRUNO'S, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                FOR THE TWENTY-SIX AND FOURTEEN WEEK PERIODS ENDED
                          DECEMBER 31, 1994 AND JANUARY 1, 1994

                        (In Thousands Except Per Share Amounts)
                                    (Unaudited)

                                           Twenty-Six Weeks Ended                Fourteen Weeks Ended
                                         ___________________________        _________________________
                                           12-31-94          1-1-94          12-31-94         1-1-94
                                       --------------   -------------     ------------    ------------
Net Sales                              $  1,437,741     $  1,409,155      $   784,120     $   768,244
                                       --------------   -------------     ------------    ------------
Cost and Expenses:
    Cost of Products Sold              $  1,096,570     $  1,088,446      $   598,994     $   595,366
    Store Operating, Selling and
      Administrative Expenses               262,072          252,545          141,732         138,742
    Depreciation and Amortization            27,994           26,306           15,308          14,695
    Interest Expense                         12,726           10,177            6,768           5,765
    Interest Income                          (2,914)          (1,778)          (1,376)         (1,357)
                                       -------------    -------------     ------------    ------------
                                       $  1,396,448     $  1,375,696      $   761,426     $   753,211
                                       -------------    -------------     ------------    ------------

    Income Before Provision For Income
       Taxes and Extraordinary Item    $     41,293     $     33,459      $    22,694     $    15,033
Provison For Income Taxes                    15,691           14,938            8,624           5,712
                                       -------------    -------------     -------------   ------------
Income Before Extraordinary Item       $     25,602     $     18,521      $    14,070     $     9,321
Extraordinary Item, Net                          --           (3,288)              --              --
                                       -------------    -------------     -------------   ------------
       Net Income                      $     25,602     $     15,233      $    14,070     $     9,321

Cash Dividends                              (10,152)          (9,370)          (5,076)         (4,686)
Retained Earnings, Beginning Of Period      378,574          360,022          385,030         361,250
                                       -------------    -------------     -------------   ------------
Retained Earnings, End Of Period       $    394,024     $    365,885      $   394,024     $   365,885
                                       =============    =============     =============   ============
Earnings Per Common Share:
      Income Before Extraordinary Item $       0.33     $       0.24      $      0.18     $      0.12
       Extraordinary Item, Net                   --            (0.04)              --              --
                                       -------------   --------------     ------------    ------------
       Net Income                      $       0.33     $       0.20      $      0.18     $      0.12
                                       =============    =============     ============    ============
Cash Dividends Per Common Share        $       0.13     $       0.12      $     0.065     $      0.06
                                       =============    =============     ============    ============

See accompanying notes to condensed consolidated financial statements.

                                                    Commission File No. 0-6544

                                   BRUNO'S, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE TWENTY-SIX WEEK PERIODS ENDED
                         DECEMBER 31, 1994, AND JANUARY 1,1994

                                   (In Thousands)
                                    (Unaudited)

                                                         12-31-94        1-1-94
                                                      ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                        $    25,602    $    15,233
                                                      ------------   ------------
    Adjustments to reconcile net income
      to net cash provided by operating activities-
         Depreciation & amortization                  $    27,994    $    26,306
         LIFO provision (credit)                              771           (905)
         Change in operating assets and liabilities       (21,391)       (32,477)
                                                      ------------   ------------
            Total adjustments                         $     7,374    $    (7,076)

            Net cash provided by operating            ------------   ------------
             activities                               $    32,976    $     8,157
                                                      ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                    $    22,358    $     8,899
    Capital expenditures                                  (27,322)       (38,886)
                                                      ------------   ------------
         Net cash used in investing activities        $    (4,964)   $   (29,987)
                                                      ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings (repayments) line of credit, net       $        --    $   (35,000)
    Purchase of treasury stock                             (4,679)            --
    Proceeds from issuance of stock                             5            223
    Dividends paid                                        (10,152)        (9,370)
    Reduction of long-term debt                           (37,959)      (144,300)
    Proceeds form issuance of long-term debt                   --        200,000
                                                      ------------   ------------
         Net cash provided by (used in)
            financing activities                      $   (52,785)   $    11,553
                                                      ------------   ------------

         Net decrease in cash                         $   (24,773)   $   (10,277)
         Cash beginning of period                          30,259         20,093
                                                      ------------   ------------
         Cash end of period                           $     5,486    $     9,816
                                                      ============   ============

See accompanying notes to condensed consolidated financial statements.

                                                    Commission File No. 0-6544


                          BRUNO'S, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              DECEMBER 31, 1994 AND JANUARY 1, 1994

                  (Dollar Amounts in Thousands)


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of Bruno's, Inc. and its wholly owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations of the Company for the interim periods. The results of operations for the twenty-six (26) weeks ended December 31, 1994, are not necessarily indicative of the results which may be expected for the entire year.


2.   Earnings Per Share

     Earnings per share was computed on the weighted average number of common shares outstanding during the respective periods (77,639,000 and 78,057,000 for the twenty-six week periods, respectively and 77,503,000 and 78,065,000 for the fourteen week periods, respectively). Outstanding stock options are common stock equivalents but were excluded from earnings per common share computations as their effect was either not material or antidilutive.


3.   Income Taxes

     On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993, was signed into law which increased Federal income tax rates from 34% to 35% for the Company retroactively effective to January 1, 1993. The new law changes the Company's effective income tax rate to approximately 38% and required a charge to income in the first quarter of fiscal 1994 of approximately $2,200 to retroactively restate the current and deferred income tax liabilities. This adjustment combined with the increased tax rate, resulted in an effective income tax rate for the twenty-six week period ended January 1, 1994 of 45%.

                                                     Commission File No. 06544



4.   Contingencies

     The Company is a party to various legal and taxing authority proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

     The Company has received a notice from the Pension Benefit Guaranty Corporation ("PBGC") contending that inappropriate actuarial assumptions were used in connection with final distributions of a previously terminated plan. As such, the PBGC has taken a position that additional distributions must be made to former participants. The amount of the Company's liability, if any, and the ultimate outcome is unknown at the present time, but is not expected to exceed $2,700; accordingly, no provision for any liability that may result has been made in the accompanying condensed consolidated financial statements.


5.   Debt Restructure

     On September 1, 1993, the Company redeemed the $142,750 of 6.5% Convertible Subordinated Debentures at 103.9% of face value in accordance with the terms of the related indenture. The redemption was financed with the proceeds of a $200,000 term loan which will amortize over 10 to 15 years at rates ranging from 6.6% to 7.1%. This redemption resulted in a loss of $3,288 (net of the applicable income tax benefit of $2,015) which is classified as an extraordinary item in the accompanying statement of income for the twenty-six week period ended January 1, 1994.


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

             A table showing the percentage of net sales represented by certain items in the Company's condensed consolidated state-
             ments of income is as follows:
                                        TWENTY-SIX WEEKS ENDED             FOURTEEN WEEKS ENDED
                                       _______________________         _________________________
                                       12-31-94        1-1-94          12-31-94          1-1-94
                                       ________       ________         ________         ________
Net Sales                                100.0 %        100.0 %          100.0 %          100.0 %
Cost Of Products Sold                     76.3 %         77.2 %           76.4 %           77.5 %
                                       --------       --------         --------         --------
   Gross Profit                           23.7 %         22.8 %           23.6 %           22.5 %
Store Operating, Selling, and
   Administrative Expenses                18.2 %         17.9 %           18.1 %           18.1 %
Depreciation and Amortization              1.9 %          1.9 %            1.9 %            1.9 %
Net Interest Expense                       0.7 %          0.6 %            0.7 %            0.6 %
                                       --------       --------         --------         --------
    Income Before Provision For Income
     Taxes and Extraordinary Item          2.9 %          2.4 %            2.9 %            1.9 %
Provision for Income Taxes                 1.1 %          1.1 %            1.1 %            0.7 %
                                       --------       --------         --------         --------
    Net Income Before
      Extraordinary Item                   1.8 %          1.3 %            1.8 %            1.2 %
Extraordinary Item, Net                    0.0 %          0.2 %            0.0 %            0.0 %
                                       --------       --------         --------         --------
    Net Income                             1.8 %          1.1 %            1.8 %            1.2 %
                                       ========       ========         ========         ========

             A summary of the period to period changes in certain items included in the condensed statements of income is as follows:

                                                        COMPARISON OF
                                       _______________________  __________________________________
                                       TWENTY-SIX WEEKS ENDED          FOURTEEN WEEKS ENDED
                                         12-31-94 and 1-1-94           12-31-94 and 1-1-94
                                       _______________________  __________________________________
                                                         Increase (Decrease)
                                              (Dollars in Thousands Except Per Share Amounts)

Net Sales                              $28,586            2.0 %        $15,876              2.1 %
Cost Of Products Sold                    8,124            0.7 %          3,628              0.6 %
Store Operating, Selling, and
  Administrative Expenses                9,527            3.8 %          2,990              2.2 %
Depreciation and Amortization            1,688            6.4 %            613              4.2 %
Net Interest Expense                     1,413           16.8 %            984             22.3 %
  Net Income Before
    Extraordinary Item                   7,081           38.2 %          4,749             50.9 %
Extraordinary Item, Net                  3,288          100.0 %              0              0.0 %
  Net Income                           $10,369           68.1 %         $4,749             50.9 %

Income Per Common Share Before
Extraordinary Item                       $0.09           37.5 %          $0.06             50.0 %

Net Income Per Common Share              $0.13           65.0 %          $0.06             50.0 %


                                                    Commission File No. 0-6544


                              BRUNO'S, INC.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS

           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     (Dollar Amounts In Thousands)



RESULTS OF OPERATIONS

Net sales increased 2.0% ($28,586) and 2.1% ($15,876), respectively, in the twenty-six and fourteen week periods ended December 31, 1994, as compared to the applicable periods in the prior year. The net sales increase was primarily attributed to the Company's recent focus on existing stores and stressing the importance of customer service. During the twenty-six week period ended December 31, 1994, the Company opened five new stores and remodeled over 15 stores to a more customer service oriented format. This strategy has resulted in positive same store sales growth despite competitive pressures. Same stores sales improved for the third consecutive quarter, increasing 1.6%.

Gross profit as a percentage of net sales was 23.7% and 23.6%, respectively, in the twenty-six and fourteen week periods ended December 31, 1994, as compared to a gross profit percentage of 22.8% and 22.5% for the applicable periods in the prior fiscal year. The increase in gross profit is due to effective merchandising and the Company's continued emphasis on its larger format stores. These larger stores carry a greater percentage of perishable and other higher margin items such as health and beauty care and general merchandise products.

Store operating, selling and administrative expenses as a percentage of net sales increased from 17.9% for the twenty-six weeks ended January 1, 1994, to 18.2% for the twenty-six weeks ended December 31, 1994. This increase as a percentage of net sales is primarily due to increased costs associated with new stores, and the Company's concerted efforts at improving customer service.

The $1,688 increase in depreciation and amortization expense for the twenty-six week period ended December 31, 1994, compared to the applicable period in the prior year is due to an increase in the Company's depreciable asset base due to new store openings and store renovations.

The $1,413 increase in net interest expense for the twenty-six week period ended December 31, 1994, compared to the applicable period in the prior year is due to an increase in interest rates which effected the Company's net interest position on its $80,000 notional interest rate swap.

                                                    Commission File No. 0-6544




The Company's effective income tax rate decreased from 45% for the twenty-six week period ended January 1, 1994, to 38% for the twenty-six week period ended December 31, 1994. See Note 3 to Condensed
Consolidated Financial Statements for a complete discussion of income taxes.

As completely discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, the Company redeemed its 6.5% Convertible Debentures at 103.9% of face value during the first quarter of the prior fiscal year. This redemption resulted in an extraordinary loss of $3,288 (net of the applicable income tax benefit of $2,015) as reflected in the accompanying condensed consolidated statement of income for the twenty-six week period ended January 1, 1994.


LIQUIDITY AND CAPITAL RESOURCES


Historically, the Company has funded working capital requirements, capital expenditures and other cash requirements primarily through cash flow from operations. Operating activities have generated cash of $32,976 and $8,157, respectively, in each of the twenty-six week periods ended December 31, 1994, and January 1, 1994. In addition, the Company has at its disposal a $75,000 unsecured line of credit (no amounts outstanding at December 31, 1994) to meet any short-term cash requirements.

Cash flows used in investing activities were $4,964 and $29,987 for the twenty-six week periods ended December 31, 1994, and January 1, 1994, respectively. Proceeds from the sale of certain property totaled $22,358 during the twenty-six week period ended December 31, 1994 compared to $8,899 during the applicable period in the prior year.
There were no material gains or losses generated from these sales. The Company has continued its expansion and remodeling of stores program during fiscal 1995. Capital expenditures were $27,322 for the twenty-six week period ended December 31, 1994, compared to $38,886 for the applicable period in the prior year. Capital expenditures were primarily financed with internally generated funds and the proceeds from the sales of other property.

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

                                                    Commission File No. 0-6544




The Company estimates capital expenditures for the remainder of fiscal 1995 to be approximately $30,000 and plans to finance these expenditures through internally generated funds or other available resources. These estimated capital expenditures are primarily related to the opening of new stores and the remodeling of existing stores. Management continuously evaluates all stores based upon volume, profitability, location, age, demographics, etc. and makes closure decisions based upon these evaluations.

The primary uses of cash in financing activities during the twenty-six week period ended December 31, 1994, were $37,959 in long-term debt principal payments, $10,152 in cash dividends paid, and a $4,679 purchase of 595,000 shares of treasury stock, As fully discussed in
Note 5 of Notes to Condensed Consolidated Financial Statements, during the first quarter of fiscal 1994, the Company redeemed its 6.5% Convertible Subordinated Debentures with the proceeds of a $200,000 term loan. In addition, during the twenty-six week period ended January 1, 1994, the Company paid off its line of credit borrowings of $35,000 and paid cash dividends of $9,370.


OTHER

On July 22, 1994, the Company's Board of Directors approved the repurchase on the open market of up to $25,000 of the Company's common stock. As noted above, during the twenty-six weeks ended December 31, 1994, the Company purchased 595,000 shares at a total price of $4,679.


                                                    Commission File No. 0-6544

                                    BRUNO'S, INC.

                   SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

                             1994 PROXY TABULATION REPORT




                                                WITHHOLD
   ELECTION OF DIRECTORS          FOR          AUTHORITY       ABSTAIN
____________________________  ____________    ____________  _____________
Joseph S. Bruno                60,884,580         543,081

Ronald G. Bruno                60,900,630         527,031

Paul F. Garrison               60,900,224         527,437

Glenn J. Griffin               60,900,233         527,428

Kenneth J. Bruno               60,900,183         527,478

Judy M. Merritt                60,850,088         577,573

Benny M. LaRussa, Jr.          60,926,185         501,476

Richard Cohn                   60,898,324         529,337

J. Mason Davis, Jr.            60,852,924         574,737

Bart Starr                     60,115,154       1,312,507

ACCOUNTING FIRM OF
ARTHUR ANDERSEN LLP            61,172,482         121,443       133,736



CUMULATIVE TOTALS THROUGH THIS DATE:

     TOTAL SHARES VOTED:       61,427,661

     PERCENT OF OUTSTANDING          78.6%





                                                   Commisssion File No. 0-6544





                             BRUNO'S, INC.

                           OTHER INFORMATION


     The Company was not required to report material unusual charges or credits to income pursuant to Item 10 (a) or a change in independent accountants pursuant to Item 12 of Form 8-K for any of the twenty-six (26) weeks ended December 31, 1994.



                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   BRUNO'S,INC.
                                   REGISTRANT



February 13, 1995                  Glenn J. Griffin
                                   Glenn J. Griffin
                                   Executive Vice President, and
                                   Chief Financial Officer *






*Both duly authorized officer and principal financial officer.