Form 10-Q
period 1995-04-08
BRUNOS INC
filed 1995-05-23
CIK 14920

FORM 10-Q



                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549



              Quarterly Report Under Section 13 or 15 (d) of
                  The Securities and Exchange Act of 1934



QUARTER ENDED   APRIL 8, 1995                 COMMISSION FILE NO. 0-6544

                                BRUNO'S, INC.

STATE OF INCORPORATION   ALABAMA     I.R.S. EMPLOYER I.D. NO. 63-0411801

ADDRESS OF PRINCIPAL EXECUTIVE OFFICE (INCLUDING ZIP CODE)

              800 LAKESHORE PARKWAY, BIRMINGHAM, ALABAMA 35211


REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE

                         AREA CODE    205 -940-9400

OUTSTANDING COMMON STOCK AS OF April 8, 1995, IS 78,097,741





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

                                   YES    (X)        NO     ( )

                                                    Commission File No. 0-6544






                               BRUNO'S, INC.

                                   Index





                                                       Page No.

Financial Statements:

Condensed Consolidated Balance Sheets
April 8, 1995, and July 2, 1994.                            2


Condensed Consolidated Statements of Income
and Retained Earnings for the Forty (40)
and Fourteen (14) Week Periods Ended
April 8, 1995, and April 9, 1994.                           3


Condensed Consolidated Statements of Cash
Flows for the Forty (40) Week Periods
Ended April 8, 1995, and April 9, 1994.                     4


Notes to Condensed Consolidated Financial
Statements.                                                 5


Management's Discussion and Analysis of Financial
Condition and Results of Operations.                        8


Other Information                                           12

                                                    Commission File No. 0-6544

                                BRUNO'S, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                        APRIL 8, 1995 AND JULY 2, 1994
               (In Thousands Except Share And Per Share Amounts)
                                (Unaudited)
                                                  4-8-95           7-2-94
                                                _________        _________
ASSETS
- - ------
Current Assets -

   Cash and Cash Equivalents                  $   20,830       $   30,259
   Receivables                                    40,312           34,770
   Inventories at LIFO                           250,267          255,047
   Prepaid Expenses and Other                     15,940           10,665
                                                _________        _________
     Total Current Assets                        327,349          330,741

Property, Equipment, Leasehold Improvements,
   Leasehold Interests and Investment in
   Property under Capital Leases, Net            515,461          540,139
Intangibles and Other Assets                      55,670           56,328
                                                _________        _________
     Total Assets                             $  898,480       $  927,208
                                                =========        =========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
- - ----------------------------------------
Current Liabilities -
   Current Portion of Long-Term Debt and
     Capitalized Lease Obligations and
     Short-Term Borrowings                    $   26,846       $    4,092
   Accounts Payable                              107,030          108,712
   Other Accrued Expenses                         61,248           43,545
   Accrued Income Taxes                              945               --
                                                _________        _________
     Total Current Liabilities                   196,069          156,349
                                                _________        _________
Long-Term Debt and Capitalized
   Lease Obligations                             220,071          296,460
                                                _________        _________
Deferred Income Taxes                             47,146           51,136
                                                _________        _________
Other Noncurrent Liabilities                      12,716            1,909
                                                _________        _________

Shareholders' Investment -
   Common Stock ($.01 par value, 200,000,000
       shares authorized, 78,097,741 and
       78,090,441 shares issued respectively)        781              781
   Paid-In Capital                                42,004           41,999
   Retained Earnings                             384,372          378,574
                                                _________        _________
                                                 427,157          421,354
   Treasury Stock (595,000 shares)                (4,679)              --
                                                _________        _________
     Total Shareholders' Investment              422,478          421,354
                                                _________        _________
     Total Liabilities and Shareholders'
     Investment                               $  898,480       $  927,208
                                                =========        =========

See accompanying notes to condensed consolidated financial statements.

                                                                                         Commission File No. 0-6544


                                BRUNO'S, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                FOR THE FORTY AND FOURTEEN WEEK PERIODS ENDED
                       APRIL 8, 1995 AND APRIL 9, 1994

                   (In Thousands Except Per Share Amounts)
                                 (Unaudited)

                                                        Forty Weeks Ended               Fourteen Weeks Ended
                                                  _____________________________     ____________________________
                                                      4-8-95           4-9-94           4-8-95          4-9-94
                                                 _____________    _____________     ____________    ____________
Net Sales                                        $  2,201,015     $  2,173,757      $   763,274     $   764,602
                                                 _____________    _____________     ____________    ____________
Cost and Expenses:
    Cost of Products Sold                        $  1,684,816     $  1,679,689      $   588,246     $   591,243
    Store Operating, Selling and
      Administrative Expenses                         424,789          391,436          162,717         138,891
    Depreciation and Amortization                      41,485           41,228           13,491          14,922
    Interest Expense                                   20,732           15,930            8,006           5,753
    Interest Income                                    (4,721)          (3,213)          (1,807)         (1,435)
                                                 _____________    _____________     ____________    ____________
                                                 $  2,167,101     $  2,125,070      $   770,653     $   749,374
                                                 _____________    _____________     ____________    ____________

        Income (Loss) Before Provision For
        Income Taxes and Extraordinary Item      $     33,914     $     48,687      $    (7,379)    $    15,228
Provision (Credit) For Income Taxes                    12,887           20,725           (2,804)          5,787
                                                 _____________    _____________     ____________    ____________
Income (Loss) Before Extraordinary Item          $     21,027     $     27,962      $    (4,575)    $     9,441
Extraordinary Item, Net                                    --           (3,288)              --              --
                                                 _____________    _____________     ____________    ____________
       Net Income (Loss)                         $     21,027     $     24,674      $    (4,575)    $     9,441

Cash Dividends                                        (15,229)         (14,055)          (5,077)         (4,685)
Retained Earnings, Beginning Of Period                378,574          360,022          394,024         365,885
                                                 _____________    _____________     ____________    ____________
Retained Earnings, End Of Period                 $    384,372     $    370,641      $   384,372     $   370,641
                                                 =============    =============     ============    ============
Earnings (Loss) Per Common Share:
       Income (Loss) Before Extraordinary Item   $       0.27     $       0.36      $     (0.06)    $      0.12
       Extraordinary Item, Net                             --            (0.04)              --              --
                                                 _____________    _____________     ____________    ____________
       Net Income (Loss)                         $       0.27     $       0.32      $     (0.06)    $      0.12
                                                 =============    =============     ============    ============
Cash Dividends Per Common Share                  $      0.195     $       0.18      $     0.065     $      0.06
                                                 =============    =============     ============    ============

See accompanying notes to condensed consolidated financial statements.

                                                    Commission File No. 0-6544

                               BRUNO'S, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE FORTY WEEK PERIODS ENDED
                       APRIL 8, 1995 AND APRIL 9, 1994

                               (In Thousands)
                                (Unaudited)

                                                          4-8-95         4-9-94
                                                      ____________   ____________
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                        $    21,027    $    24,674
                                                      ____________   ____________
    Adjustments to reconcile net income
      to net cash provided by operating activities-
         Depreciation & amortization                  $    41,485    $    41,228
         LIFO provision (credit)                            1,169           (590)
         Change in operating assets and liabilities        16,577        (14,616)
                                                      ____________   ____________
            Total adjustments                         $    59,231    $    26,022
            Net cash provided by operating
             activities                               $    80,258    $    50,696
                                                      ____________   ____________
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                    $    23,420    $     8,899
    Capital expenditures                                  (39,569)       (52,653)
                                                      ____________   ____________
         Net cash used in investing activities        $   (16,149)   $   (43,754)
                                                      ____________   ____________
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings (repayments) line of credit, net       $        --    $   (35,000)
    Purchase of treasury stock                             (4,679)            --
    Proceeds from issuance of stock                             5            255
    Dividends paid                                        (15,229)       (14,056)
    Reduction of long-term debt                           (53,635)      (145,073)
    Proceeds form issuance of long-term debt                   --        200,000
                                                      ____________   ____________
         Net cash provided by (used in)
             financing activities                     $   (73,538)   $     6,126
                                                      ____________   ____________

         Net decrease in cash                         $    (9,429)   $    13,068
         Cash beginning of period                          30,259         20,093
                                                      ____________   ____________
         Cash end of period                           $    20,830    $    33,161
                                                      ============   ============

See accompanying notes to condensed consolidated financial statements.

                                                    Commission File No. 0-6544


                                BRUNO'S, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        APRIL 8, 1995 AND APRIL 9, 1994
                         (Dollar Amounts in Thousands)
                                (Unaudited)


1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements include the accounts of Bruno's, Inc. and its wholly owned sub-sidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position and results of operations of the Company for the interim periods. The results of operations for the forty weeks ended April 8, 1995, are not necessarily indicative of the results which may be expected for the entire year.

2.  EARNINGS PER SHARE

    Earnings per share was computed on the weighted average number of common shares outstanding during the respective periods ended April 8, 1995 and April 9, 1994 (77,591,000 and
    78,087,000 for the forty week periods, respectively, and 77,503,000 and 78,092,000 for the fourteen week periods, respectively). Outstanding stock options are common stock equivalents but were excluded from earnings per common share computations as their effect was either not material or antidilutive.

3.  INCOME TAXES

    On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993, was signed into law which increased Federal income tax rates from 34% to 35% for the Company retroactively effective to January 1, 1993. The new law changed the Company's effective income tax rate to approximately 38% and required a charge to income in the first quarter of fiscal 1994 of approximately $2,200 to retroactively restate the current and deferred income tax liabilities. This adjustment combined with the increased effective tax rate, resulted in an effective income tax rate for the forty weeks ended April 9, 1994 of 42.6%.

                                                     Commission File No. 06544



4.  CONTINGENCIES

    The Company is a party to various legal and taxing authority proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

    The U.S. District Court recently upheld the Pension Benefit Guaranty Corporation's finding that the Company's employees' pension benefits had been undervalued due to use of inappropriate actuarial assumptions in connection with final distributions of a previously terminated plan. The court has ordered the Company to repay certain pension benefits, which allegedly had been improperly withheld from 2,500 current and former employees. The Company intends to appeal the decision of the U.S. District Court. The amount of the Company's liability, if any, and the ultimate outcome is unknown at the present time, but is not expected to exceed $2,700; accordingly, no provision for any liability that may result has been made in the accompanying Condensed Consolidated Financial Statements.



5.  DEBT RESTRUCTURE

    On September 1, 1993, the Company redeemed $142,750 of 6.5% Convertible Subordinated Debentures at 103.9% of face value in accordance with the terms of the related indenture. The redemption was financed with the proceeds of a $200,000 term loan which will amortize over 10 to 15 years at rates ranging from 6.6% to 7.1%. This redemption resulted in a loss of $3,288 (net of the applicable income tax benefit of $2,015) which is classified as an extraordinary item in the accompanying Condensed Consolidated Statements of Income for the forty week period ended April 9, 1994.


6.  SUBSEQUENT EVENT

    On April 20, 1995, the Company entered into an agreement and plan of merger ("Merger Agreement") with Crimson Acquisition Corp. ("Crimson") a company formed by Kohlberg Kravis Roberts & Co. ("KKR"), a New York investment firm, which will result in KKR affiliated entities obtaining control of, and making a significant investment in, the Company. On May 18, 1995, the Company and Crimson amended the terms of the Merger Agreement. The terms of the Merger Agreement were amended to take into account KKR's assessments of the levels of future cash flows of the Company, including the possible non-recurring nature of certain income items

                                                    Commission File No. 0-6544



    and the level of projected expenses necessary to provide adequate balance sheet reserves for self insurance claims. See Note 7. The Company will be the surviving corporation in the merger. The merger requires the approval of at least 66 2/3 percent of the Company's shares outstanding and will not be effective until, among other things, such approval is obtained.

    The terms of the merger provide that the owner of each outstanding share of common stock of the Company can elect either to receive $12.00 in cash for that share or to retain that share. However, in no event can more than 4,166,667 shares of common stock (approximately 5.3% of the outstanding shares) be retained by present shareholders. If more than 4,166,667 of the outstanding shares elect to be retained, then the 4,166,667 shares available will be prorated among those electing to retain and $12.00 in cash will be paid for all other shares. If fewer than 4,166,667 of the shares elect to be retained, the remaining available shares will be prorated among those shares electing cash. The result of the proration procedures will be that, after the merger, approximately 94.7% of the outstanding shares of the Company will be exchanged for cash and approximately 5.3% will be retained by existing shareholders. Following the merger, Crimson will own approximately 20,833,333 shares, or 83.33%, of the outstanding shares of the Company and the 4,166,667 shares retained by the Company's pre-merger shareholders will represent approximately 16.7% of the shares outstanding. After the completion of the transaction, Crimson will also be granted warrants to purchase from the Company during a ten year period an additional 10,000,000 shares of common stock at $12.00 per share. Simultaneously with the merger, the Company will obtain significant borrowings to facilitate the exchange for cash. KKR, through Crimson, will also invest $250,000 of equity in the transaction.


7.  CHANGE IN ACCOUNTING ESTIMATE

    Subsequent to the completion of the Company's third fiscal quarter and in connection with the proposed merger discussed in Note 6, the Company completed an actuarially based evaluation of self insurance reserves for worker's compensation and general liability claims. Based on this evaluation, an adjustment to increase recorded reserves by $22,178 ($13,750 net of income taxes) was recorded as a change in accounting estimate in the third fiscal quarter ending April 8, 1995.


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

         A table showing the percentage of net sales represented by certain items in the Company's condensed consolidated state-
         ments of income is as follows:
                                                FORTY WEEKS ENDED               FOURTEEN WEEKS ENDED
                                             _______________________         __________________________
                                              4-8-95         4-9-94            4-8-95           4-9-94
                                             ________       ________         _________         ________
Net Sales                                      100.0 %        100.0 %           100.0 %          100.0 %
Cost Of Products Sold                           76.5 %         77.3 %            77.1 %           77.3 %
                                             ________       ________         _________         ________
   Gross Profit                                 23.5 %         22.7 %            22.9 %           22.7 %
Store Operating, Selling, and
   Administrative Expenses                      19.3 %         18.0 %            21.3 %           18.2 %
Depreciation and Amortization                    1.9 %          1.9 %             1.8 %            1.9 %
Net Interest Expense                             0.7 %          0.6 %             0.8 %            0.6 %
                                             ________       ________         _________         ________
    Income (Loss) Before Provision For
     Income Taxes and Extraordinary Item         1.6 %          2.2 %            (1.0)%            2.0 %
Provision (Credit) for Income Taxes              0.6 %          0.9 %            (0.4)%            0.8 %
                                             ________       ________         _________         ________
    Income (Loss) Before
      Extraordinary Item                         1.0 %          1.3 %            (0.6)%            1.2 %
Extraordinary Item, Net                          0.0 %         (0.2)%             0.0 %            0.0 %
                                             ________       ________         _________         ________
    Net Income (Loss)                            1.0 %          1.1 %            (0.6)%            1.2 %
                                             ========       ========         =========         ========

               A summary of the period to period changes in certain items included in the condensed statements of income is as follows:

                                                                   COMPARISON OF
                                             ___________________________     _____________________________
                                                   FORTY WEEKS ENDED            FOURTEEN WEEKS ENDED
                                                   4-8-95 and 4-9-94             4-8-95 and 4-9-94
                                             ___________________________     _____________________________
                                                                 Increase (Decrease)
                                                     (Dollars in Thousands Except Per Share Amounts)

Net Sales                                    $27,258            1.3 %            ($1,328)         (0.2)%
Cost Of Products Sold                          5,127            0.3 %             (2,997)         (0.5)%
Store Operating, Selling, and
  Administrative Expenses                     33,353            8.5 %             23,826          17.2 %
Depreciation and Amortization                    257            0.6 %             (1,431)         (9.6)%
Net Interest Expense                           3,294           25.9 %              1,881          43.6 %
  Income (Loss) Before
    Extraordinary Item                        (6,935)         (24.8)%            (14,016)          N/A
Extraordinary Item, Net                        3,288          100.0 %                  0           0.0 %
  Net Income (Loss)                          ($3,647)         (14.8)%           ($14,016)          N/A

Income (Loss) Per Common Share Before
Extraordinary Item                            ($0.09)         (25.0)%             ($0.18)          N/A
Net Income (Loss) Per Common Share            ($0.05)         (15.6)%             ($0.18)          N/A


                                                    Commission File No. 0-6544


                                BRUNO'S, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS

              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        (Dollar Amounts In Thousands)


RESULTS OF OPERATIONS


NET SALES

Net sales increased 1.3% ($27,258) in the forty week period ended
April 8, 1995 but decreased 0.2% ($1,328) in the fourteen week period ended April 8, 1995, as compared to the applicable periods in the prior year. The forty week period sales increase was primarily attributed to the Company's recent focus on remodeling its existing stores and increasing its emphasis on customer service. The fourteen week period sales decrease was primarily attributable to the Easter holiday falling in the third quarter of the prior year and falling in the fourth quarter of the current year. During the forty week period ended April 8, 1995, the Company opened five new stores and remodeled over 15 stores. The Company's recent focus on remodeling stores has resulted in positive same store sales growth despite competitive pressures. Same store sales increased .06% for the fourteen weeks ended April 8, 1995.


GROSS PROFIT

Gross profit as a percentage of net sales was 23.5% and 22.9% in the forty and fourteen week periods ended April 8, 1995, as compared to a gross profit percentage of 22.7% for the applicable periods in prior fiscal year. The increase in gross profit is due to an increased sales mix of higher margin perishable and general merchandise products. This improvement is a direct result of the Company's continued development and emphasis of its larger format stores which carry a greater percentage of these products.


STORE OPERATING, SELLING, AND ADMINISTRATIVE EXPENSES

As discussed in Note 7 to Condensed Consolidated Financial Statements, the Company completed an actuarially based evaluation of self insurance reserves. Based on this evaluation, an adjustment to increase recorded reserves by $22,178 was recorded in the third fiscal quarter ended April 8, 1995. Excluding this nonrecurring adjustment, store operating, selling and administrative expenses as a percentage of net sales increased from 18.0% for the forty weeks ended April 9, 1994, to 18.3% for the forty weeks ended April 8, 1995. This increase as a percentage of net sales is primarily due to the higher operating costs associated with the increasing number of larger format stores. These larger stores employ additional personnel and have higher operating costs, particularly in their expanded service oriented departments.

                                                    Commission File No. 0-6544



DEPRECIATION AND AMORTIZATION

The $1,431 decrease in depreciation and amortization expense for the fourteen week period ended April 8, 1995, compared to the applicable period in the prior year is primarily due to lower capital expenditures.


INTEREST EXPENSE AND INTEREST INCOME

The $3,294 increase in net interest expense for the forty week period ended April 8, 1995, compared to the applicable period in the prior year is due to an increase in interest rates which affected the Company's borrowings and net interest position on its $80,000 notional interest rate swap.


INCOME TAXES

The Company's effective income tax rate decreased from 42.6% for the forty week period ended April 9, 1994 to 38% for the forty week period ended April 8, 1995. See Note 3 of Notes to Condensed Consolidated Financial Statements for a complete discussion of income taxes.


EXTRAORDINARY ITEM

As discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, the Company redeemed its 6.5% Convertible Debentures at 103.9% of face value during the first quarter of the prior fiscal year. This redemption resulted in an extraordinary loss of $3,288 (net of the applicable income tax benefit of $2,015) as reflected in the accompanying Condensed Consolidated Statement of Income for the forty week period ended April 9, 1994.



LIQUIDITY AND CAPITAL RESOURCES


Historically, the Company has funded working capital requirements, capital expenditures and other cash requirements primarily through cash flow from operations. Operating activities have generated cash of $80,258 and $50,696, respectively, in each of the forty week periods ended April 8, 1995, and April 9, 1994. In addition, the Company has at its disposal a $125,000 unsecured line of credit (no amounts outstanding at April 8, 1995) to meet any short-term cash requirements.

Cash flows used in investing activities were $16,149 and $43,754 for the forty week periods ended April 8, 1995, and April 9, 1994, respectively. Proceeds from the sale of certain property totaled $23,420 during the forty week period ended April 8, 1995 compared to $8,899 during the applicable period in the prior year. There were no material gains or losses generated from these sales. The Company has continued its program of remodeling stores during fiscal 1995.

Capital expenditures were $39,569 for the forty week period ended April 8, 1995, compared to $52,653 for the applicable period in the prior year. Capital expenditures were primarily financed with internally generated funds and the proceeds from the sale of other property.

                                                    Commission File No. 0-6544


The Company may expand through the opening of new stores or through the acquisition of existing stores or one or more supermarket chains, if attractive acquisition opportunities become available. The Company anticipates that funds necessary for the expansion of its business during the foreseeable future will be financed through available cash reserves, internally generated funds, and short-terms borrowings. However, the Company may use for such purposes additional sources of financing, which may include long-term borrowings and the issuance of additional debt or equity securities.

The Company estimates capital expenditures for the remainder of fiscal 1995 to be approximately $8,000 and plans to finance these expenditures through internally generated funds or other available resources. These estimated capital expenditures are primarily related to new stores and the continued remodeling of existing stores. Management continuously evaluates all stores based upon volume, profitability, location, age, demographics, etc. and makes closure decisions based upon these evaluations.

The primary uses of cash in financing activities during the forty week period ended April 8, 1995, were $53,635 in long-term debt principal payments, $15,229 in cash dividends paid, and a $4,679 purchase of 595,000 share of treasury stock. As fully discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, during the first quarter of fiscal 1994, the Company redeemed its 6.5% Convertible Subordinated Debentures with the proceeds of a $200,000 term loan. In addition, during the forty week period ended April 9, 1994, the Company paid off its line of credit borrowings of $35,000 and paid cash dividends of $14,056.

Simultaneous with the proposed merger discussed in Note 6 to the Condensed Consolidated Financial Statements, the Company will obtain significant borrowings to facilitate the exchange of shares into cash. The Company has not yet determined how such borrowings may in the future affect its means of financing working capital, capital expenditures and other cash expenditures. The Company does not expect any significant impact on its cash flow as a result of the change in accounting estimate discussed in Note 7 to the Condensed Consolidated Financial Statements.


OTHER

On July 22, 1994, the Company's Board of Directors approved the repurchase on the open market of up to $25,000 of the Company's common stock. As noted above, during the forty weeks ended April 8, 1995, the Company purchased 595,000 shares at a total cost of $4,679.

                                                    Commission File No. 0-6544





                                BRUNO'S, INC.

                              OTHER INFORMATION


     The Company was not required to report material unusual charges or credits to income pursuant to Item 10 (a) or a change in independent accountants pursuant to Item 12 of Form 8-K for any of the forty (40) weeks ended April 8, 1995.



                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             BRUNO'S, INC.
                                             REGISTRANT



May 23, 1995                                 Glenn J. Griffin
                                             Glenn J. Griffin
                                             Executive Vice President, and
                                             Chief Financial Officer *






*Both duly authorized officer and principal financial officer.