Form 10-Q/A
BRUNOS INC
filed 1995-05-24
CIK 14920

FORM 10-Q/A


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

Address of Principal Executive Office

               800 LAKESHORE PARKWAY, BIRMINGHAM, ALABAMA 35211


Registrant's Telephone Number, Including Area Code

                               (205) 940-9400

Outstanding Common Stock As Of April 8, 1995 Is:  78,097,741



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90 days.

                                    YES  (X)       NO  ( )

                                                    Commission File No. 0-6544



                              BRUNO'S, INC.

                              Exhibit Index





Exhibit 27             Financial Data Schedule              EX-27

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





                                             BRUNO'S, INC.
                                             REGISTRANT



May 24, 1995                                 Glenn J. Griffin
                                             Glenn J. Griffin
                                             Executive Vice President, and
                                             Chief Financial Officer *






* Both duly authorized officer and principal financial officer.