Form 10-Q/A
period 1995-04-08
BRUNOS INC
filed 1995-08-08
CIK 14920

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                            ___________________

                                FORM 10-Q/A

                              Amendment No. 2


     (Mark One)

       X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended:  April 8, 1995

                                    OR

     _______TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to ______________

                       Commission File Number 0-6544

                         ________________________

                               BRUNO'S, INC.
          (Exact name of Registrant as specified in its charter)

               Alabama                             63-0411801
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)             Identification No.)

                           800 Lakeshore Parkway
                        Birmingham, Alabama  35211
                 (Address of principal executive offices)

                              (205) 940-9400
           (Registrant's telephone number, including area code)

          Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes    X     No ______

               As of April 8, 1995, 78,097,741 shares
                  of the Registrant's Common Stock
                  $.001 par value, were outstanding.

          The undersigned registrant hereby amends its Form 10-Q Report for the quarter ended April 8, 1995, to include Exhibit 18 as set forth in the pages attached hereto.

Exhibit
Number                             Description

 18 -- Letter re change in Accounting Principles

                                 Signature

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Bruno's, Inc. has duly caused this amendment to be signed by the undersigned, thereunto duly authorized.

          Dated:  August 7, 1995


                                   Bruno's, Inc.


                                   /s/____________________________________
                                   Glenn J. Griffin
                                   Executive Vice President, and
                                   Chief Financial Officer

                                   Both duly authorized officer and
                                   principal financial officer