Form 10-K
period 1995-07-01
BRUNOS INC
filed 1995-09-29
CIK 14920

SECURITIES AND EXCHANGE COMMISSION
                     ----------------------------------
                          Washington, D.C.  20549
                                 FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Fiscal year ended July 1, 1995

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

          For the transition period from            to
                                         ----------    ----------

                       Commission File Number 0-6544

                                BRUNO'S, INC.
                            --------------------
           (Exact Name of Registrant as Specified in its Charter)


                  Alabama                       63-0411801
     ------------------------------           --------------
     (State or Other Jurisdiction of         (I.R.S. Employer
     Incorporation or Organization)           Identification No.)


     800 Lakeshore Parkway, Birmingham, Alabama     35211
     ------------------------------------------     ---------
     (Address of Principal Executive Office)        (Zip Code)


                          205/940-9400
                 -------------------------------
       (Registrant's Telephone Number, Including Area Code)

   Securities Registered Pursuant to Section 12(b) of the Act:
                               NONE

   Securities Registered Pursuant to Section 12(g) of the Act:
                           COMMON STOCK
                          $.01 Par Value

Indicate by check mark whether Bruno's Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x   No
                                              -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the voting stock held by non-affiliates of Bruno's, Inc. as of September 21, 1995 was approximately $46,753,687.

As of September 26, 1995, the number of shares of Bruno's, Inc. Common Stock outstanding was 25,007,015.

                             TABLE OF CONTENTS

     Item                                                              Page

PART I
     1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
     2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . .   6
     3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .   7
     4.  Submission of Matters to a Vote of Security Holders  . . . . .   7

PART II
     5.  Market for Registrant's Common Equity and Related Stockholder
           Matters    . . . . . . . . . . . . . . . . . . . . . . . . .   8
     6.  Selected Financial Data  . . . . . . . . . . . . . . . . . . .   9
     7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations    . . . . . . . . . . . . . . . .  11
     8.  Financial Statements and Supplementary Data  . . . . . . . . .  15
     9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure   . . . . . . . . . . . . . . . . .  33

PART III
     10.  Directors and Executive Officers of the Registrant  . . . . .  34
     11.  Executive Compensation  . . . . . . . . . . . . . . . . . . .  35
     12.  Security Ownership of Certain Beneficial Owners and
            Management  . . . . . . . . . . . . . . . . . . . . . . . .  40
     13.  Certain Relationships and Related Transactions  . . . . . . .  42

PART IV
     14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . .  43

                                   PART I

Item 1.  Business

          The Company is a leading supermarket operator in the Southeastern United States and is the largest supermarket operator in the state of Alabama. The Company operates 252 supermarkets of which 124 are located in Alabama, 86 in Georgia, 19 in Florida, 11 in Tennessee, 7 in Mississippi and 5 in South Carolina. Seventy-nine of the store sites are owned directly by the Company or through joint ventures. The Company also operates two primary distribution facilities, one in Birmingham, Alabama and one in Vidalia, Georgia, which total 2.1 million square feet. The Company operates stores under three principal formats, each addressed to a different market segment: everyday low price ("EDLP") stores aimed at the value conscious shopper, upscale stores targeted to customers seeking service and selection, and neighborhood stores stressing convenience in a community setting. Under the EDLP and upscale formats, the Company also operates 16 Supercenter stores that offer an expanded mix of higher margin perishables and general merchandise products as well as various one-stop shopping conveniences, such as in-store pharmacies, banks, photo development services and optical centers.

          On April 20, 1995, the Company and Crimson Acquisition Corp. ("Crimson") entered into an Agreement and Plan of Merger (the "Merger Agreement"), which was amended on May 18, 1995. Crimson was a wholly-owned subsidiary of Crimson Associates, L.P. ("Crimson Associates"), a partnership organized by Kohlberg Kravis Roberts & Co. ("KKR"). Pursuant to the Merger Agreement, on August 18, 1995, Crimson was merged with and into the Company (the "Merger"), with the Company continuing as the surviving corporation. Upon completion of the Merger, Crimson Associates owned 20,833,333 shares, or approximately 83.33%, of the Company's Common Stock (the "Common Stock") outstanding after the Merger, and warrants ("Warrants") to purchase an additional 10,000,000 shares of Common Stock.

Store Formats

          Every Day Low Price ("EDLP") Formats. The Company's two EDLP formats, Food World and FoodMax, on a combined basis account for 125 of the Company's 252 stores. Both Food World (82 stores) and FoodMax (43 stores) are widely regarded as low price leaders, and both formats are recognized for the breadth and high quality of their product offerings. Eight of the EDLP stores are Supercenters.

          Food World. Food World stores are typically high volume stores designed to appeal to a broad spectrum of customers. With a primary emphasis on value, these stores offer every day low pricing along with an extensive variety of name-brand merchandise and specialty departments. Food World stores are promoted through television, newspaper, and radio advertising. The Company's Food World stores average approximately 44,000 total square feet.

          FoodMax. FoodMax stores are large stores with an open design, warehouse-style ceilings, and expanded perishables departments. These stores emphasize low prices and an extensive product selection while achieving low overhead through reduced staffing. These stores enhance their EDLP image through unadvertised in-store specials. The Company's FoodMax stores average approximately 51,000 total square feet.

          Upscale Formats. The Company's upscale formats, which operate primarily under the Bruno's name, account for 39 of the Company's 252 stores. Bruno's stores are widely regarded as quality, service, and perishables leaders in the markets the Company serves, and generally have a substantial breadth and depth of product offerings. These stores typically contain expanded produce, bakery, delicatessen, and gourmet foods not generally found in conventional supermarkets, a variety of health and beauty care products normally found in large drug stores, and a wide range of general merchandise items. Bruno's stores are generally located in suburban markets. Eight of the upscale stores are Supercenters. The upscale stores average approximately 51,000 total square feet.

          Neighborhood Formats. The Company has two principal neighborhood formats, Piggly Wiggly and Food Fair. The neighborhood format, on a combined basis, accounts for 88 of the Company's 252 stores. Piggly Wiggly (54 stores) and Food Fair (31 stores) are generally smaller than the Company's other supermarkets and emphasize friendly service and promotional pricing. For its neighborhood stores, which are generally located in small to medium-sized towns and suburban neighborhoods, the Company advertises primarily through direct mail.

          Piggly Wiggly. Piggly Wiggly stores are located in medium to small towns in central and southern Georgia. Piggly Wiggly stores are promoted primarily through weekly advertised specials. Piggly Wiggly stores average approximately 30,000 total square feet.

          Food Fair. Food Fair stores, like Piggly Wiggly, are designed to operate with lower overhead and competitive pricing in suburban neighborhoods and towns that will not support the volume necessary for a larger supermarket. Food Fair stores are located in Alabama and average approximately 29,000 total square feet.

Store Development

          The Company continuously evaluates its existing markets and potential new markets for their ability to support new or expanded stores. The Company combines market research and its in-depth knowledge of the Southeast region in evaluating market opportunities. In conducting market research for store sites, the Company evaluates population shifts, zoning changes, traffic patterns, new construction and the proximity of competitors' stores in an effort to determine a site's sales potential.
The Company has identified numerous sites which are suitable for new stores and has either acquired such sites or is currently negotiating to acquire or obtain rights to develop or lease such sites. The Company also continuously evaluates its store base and has identified certain stores to be remodeled.

          The following table sets forth additional information concerning changes in the Company's store base for fiscal 1993 through fiscal 1995.


                                                         Fiscal

                                           -----------------------------------
                                              1993        1994        1995
                                           ----------- ----------- -----------

        Beginning of period . . . . . . .      253        257         257
          Opened  . . . . . . . . . . . .       23          8           6
          Closed/Sold . . . . . . . . . .       19          8          11
                                               ---        ---         ---
        End of period . . . . . . . . . .      257        257         252
                                               ===        ===         ===
        Remodels  . . . . . . . . . . . .       13         39          15

Competition

          The Company's competitors include national and regional supermarket chains, independent and specialty grocers, drug and convenience stores, and the newer "alternative format" food stores, including warehouse club stores and supercenters. In addition to food retailers, nontraditional retailers such as discount stores, drug stores and department stores are increasing their selection of food products. The supermarket industry is highly competitive and characterized by narrow profit margins and, accordingly, the Company's earnings depend primarily on the efficiency of its operations and on its ability to maintain a large sales volume. Supermarket chains compete based upon convenience of store location, price, service, cleanliness, store condition, product variety and product quality. The Company believes that its policies of pricing its merchandise competitively and providing superior quality and customer service are important competitive factors. The Company actively monitors its competitors' prices and adjusts its pricing and marketing strategy as management deems appropriate in light of existing market conditions.

          The Company's principal competitors include Bi-Lo, Delchamps, Kroger, Publix, WalMart and Winn Dixie. In recent years, supermarket competition in the Southeast region has intensified as new entrants have opened stores in certain principal markets of the Company. The Company's traditional competitors in these markets have enhanced their capabilities in response to the entry of these new chains. Certain of the Company's competitors have significantly greater financial resources than the Company.

Advertising and Promotion

          The Company's advertising and promotions are specifically tailored to each of its store formats. For EDLP stores, the Company's promotions emphasize consistently low prices, and this image is reinforced through television and radio advertising. The upscale format is typically advertised through newspapers and newspaper inserts, with an emphasis placed on quality produce and perishables and superior service at competitive prices. Upscale stores also promote new products through in-store demonstrations and samplings. For its neighborhood stores, which are often located in small to medium-sized towns and suburban neighborhoods, the Company advertises primarily through direct mail. In addition, to enhance its name recognition and image, the Company sponsors a number of regional and local events.

Private Label Program

          Through its private label program, the Company offers approximately 1,200 items under the Staff (dry groceries), Four Winds Farm (dairy and perishables), Pharm (health and beauty care products) and Bay Harbor (frozen seafood) brand names. Gross margins on private label goods are higher than on national brands. Private label products are available at each of the Company's different formats, with a higher concentration in the EDLP and neighborhood stores.

Purchasing, Warehousing and Distribution

          The Company has traditionally purchased merchandise from a large number of third party suppliers. The Company has utilized many category management techniques, including contract buying and most recently, a continuous replenishment system, which provides for automatic daily product replenishment for certain products in its distribution centers based on inventory level changes.

          The Company currently operates two primary distribution facilities totaling 2.1 million square feet, located in Birmingham, Alabama and Vidalia, Georgia, each of which has integrated warehousing and distribution capacity. The Company owns these facilities subject to arrangements with local industrial development agencies.

          Each store submits orders to the distribution facilities through a centralized processing system, and merchandise is normally received by the stores on the next day. Merchandise is delivered from the distribution facilities through a leased fleet of 140 tractors, 158 refrigerated trailers and 184 dry trailers. Stores are located within approximately a 300-mile radius of each of the distribution centers. The Company believes that its existing distribution capacity will be sufficient to support its store growth strategy over the next several years.

Employees and Labor Relations

          The Company is one of the leading private employers in Alabama and, as of July 1, 1995, the Company employed approximately 25,600 persons, of whom approximately 44% were full-time and 56% were part-time employees. Approximately 23,900 were employed in supermarkets, 1,350 were employed in the warehousing operations and 350 were employed in the Company's business office. Of these employees, approximately 77% are union-affiliated, while approximately 6% are salaried. The Company currently employs, on average, approximately 95 employees in each store.

          The Company is currently a party to a number of separate collective bargaining agreements with affiliates of either the United Food and Commercial Workers Union or the Retail, Wholesale and Department Store International Union. The contracts are generally negotiated in three- or four-year cycles. The Company is currently negotiating with the union representing the employees of its 62 of its Food World stores in Alabama. This contract expires on September 30, 1995. Pursuant to the collective bargaining agreements, the Company contributes to various union-sponsored multi-employer pension plans. In general, the Company believes its relationship with its employees is good.

          The Company has an incentive compensation plan covering its key management staff. Incentive compensation for store operations managers is based upon the profitability of the operations within the scope of their management responsibility.

Trade Names, Service Marks, Trademarks and Franchises

          The Company uses a variety of trade names, service marks and trademarks. Except for "Bruno's," "Food World," "FoodMax," "Piggly Wiggly," and "Food Fair," the Company does not believe any of such trade names, service marks or trademarks are material to its business. The Company licenses the "Piggly Wiggly" trade name and trademark.

          The Company's Piggly Wiggly stores are operated pursuant to a franchise agreement that is restricted to certain areas of central and southern Georgia.

Environmental Matters

          The Company is subject to federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (ii) impose liability for costs of cleaning up, and certain damages resulting from, sites of past spills, disposal or other releases of hazardous materials. The Company believes that it currently conducts its operations, and in the past has operated its business, in substantial compliance with applicable environmental laws and regulations. From time to time, operations of the Company have resulted or may result in noncompliance with or liability for cleanup pursuant to environmental laws and regulations. However, the Company believes that any such noncompliance or liability under current environmental laws and regulations would not have a material adverse effect on its results of operations and financial condition.

          The Company has not incurred material capital expenditures for environmental controls during the previous three years, nor does the Company anticipate incurring such expenditures during the current fiscal or the succeeding fiscal year.

Governmental Regulations

          The Company is subject to regulation by a variety of governmental agencies, including, but not limited to, the United States Food & Drug Administration, the United States Department of Agriculture, and other federal, state and local agencies.

Item 2.  Properties

          The Company operates a total of 252 supermarkets, of which 124 are located in Alabama, 86 in Georgia, 19 in Florida, 11 in Tennessee, 7 in Mississippi and 5 in South Carolina. In addition, the Company operates nine liquor stores located adjacent to Food World stores in Florida.

                   Number of      Average Total
                    Stores        Square Footage
                   ---------      --------------
EDLP Formats:
 Food World   . .      82             44,000
 FoodMax  . . . .      43             51,000
 Subtotal   . . .     125
Upscale Formats:
 Bruno's  . . . .      38             52,000
 Other  . . . . .       1             32,000
 Subtotal   . . .      39
Neighborhood Formats:
 Piggly Wiggly  .      54             30,000
 Food Fair  . . .      31             29,000
 Other  . . . . .       3             37,000
 Subtotal   . . .      88
     Total  . . .     252

          The Company owns 79 of its 252 food stores. Eleven of the stores are owned by a joint venture between the Company and Metropolitan Life Insurance Company, which leases such stores back to the Company. The Company also owns a number of sites that can be used for future store and warehouse development, as well as certain non-operating real estate assets.


          The Company leases 173 of its 252 stores under standard commercial leases which generally obligate the Company to pay its proportionate share of real estate taxes, common area maintenance charges and insurance costs. In addition, such leases generally provide for percentage of sales rent when sales from the store exceed a certain dollar amount. Generally these leases are long-term, with one or more renewal options. The Company owns the fixtures and equipment in each leased location and has made various leasehold improvements to the store sites.

          The approximately 1,375,000 square foot Birmingham warehouse, distribution center and office complex is located on a 200-acre site in the Oxmoor West Industrial Park in Birmingham, Alabama. Approximately 100 acres of the site are currently undeveloped land. The Company owns the Birmingham facility subject to certain arrangements with The Industrial Development Board of the City of Birmingham. The approximately 686,000 square foot Vidalia warehouse and distribution center is located on a 90-acre site in Vidalia, Georgia and is owned by the Company subject to a similar industrial development authority arrangement with respect to a portion of the facility.

Item 3.  Legal Proceedings

          In 1991, the Company received a favorable termination letter with respect to the termination of the employee pension plan of a supermarket chain acquired by the Company in 1989. Pursuant to that termination, distributions were made to all participants of that employee pension plan. After all of the benefit liabilities were paid, there remained a balance of $2,716,795, which was transferred to the Company as a reversion of excess pension assets. On June 15, 1992, the Company received a letter from the Pension Benefit Guaranty Corporation ("PBGC") contending that inappropriate actuarial assumptions were used to determine the value of the employees' benefits distributed and that additional distributions must be made to numerous former participants of said plan. In August 1994, the Company filed suit in the U.S. District Court for the Northern District of Alabama challenging the PBGC's determination. In April 1995, the District Court entered summary judgment against the Company and in favor of the PBGC. The Company has appealed the District Court's ruling to the U.S. Court of Appeals for the Eleventh Circuit. The Company believes its liability, if any, in connection with this matter will not exceed $2,716,795 plus accrued interest.

          Except for this matter, the Company is not a party to any material pending legal proceedings, other than ordinary litigation incidental to the conduct of its business and the ownership of its property.

Item 4.  Submission of Matters to a Vote of Security Holders

          The Company did not submit any matters to a vote of its security holders during the fourth quarter of its fiscal year ended July 1, 1995.

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters

          During the fiscal year ended July 1, 1995, the Common Stock traded on the NASDAQ National Market System under the symbol BRNO.
The following table sets forth, by fiscal quarter, the high and low sales prices, rounded to the nearest eighth, reported by the NASDAQ National Market System for the periods indicated. Following the Merger, the Common Stock was delisted from the NASDAQ National Market System. Consequently, the Common Stock currently trades only in the over-the-counter market.

 For Fiscal Year       July 2, 1994        July 1, 1995
 Ended:              High        Low        High     Low

 First Quarter      12-1/4       8-7/8      9-1/4    7
 Second Quarter     11-3/8       8-1/2     10-1/4    7-7/8
 Third Quarter       9-5/8       7-1/8     10-3/16   9-1/4
 Fourth Quarter      8-1/2       6-7/8     12-1/4    9-1/4


          As of September 26, 1995, there were approximately 6,112 holders of record of the Common Stock following the Merger.

          The following table sets forth the dividends paid by Bruno's to its shareholders during the last two fiscal years. After the Merger, the payment of regular quarterly cash dividends on the Common Stock was discontinued. Further, the Company does not contemplate the declaration of dividends on the Common Stock. In addition, the 10-1/2% Senior Subordinated Notes due 2005 and the credit facility entered into by the Company in connection with the Merger restrict any future payment of dividends.

For Fiscal Year Ended:   July 2, 1994    July 1, 1995

First Quarter                  $.06          $.065
Second Quarter                 $.06          $.065
Third Quarter                  $.06          $.065
Fourth Quarter                 $.06          $.065

Item 6.  Selected Financial Data


                                 BRUNO'S INC. AND SUBSIDIARIES

                                    SELECTED FINANCIAL DATA

                    (Dollar Amounts in Thousands, Except Per Share Amounts)

                                                                                          Fiscal Year Ended
                                                               ---------------------------------------------------------------------

                                                                     July 1,       July 2,     July 3,      June 27,    June 29,
                                                                      1995         1994         1993         1992        1991
                                                                    (52 weeks)   (52 weeks)   (53 weeks)   (52 weeks)  (52 weeks)
SELECTED INCOME STATEMENT DATA:
  Net sales . . . . . . . . . . . . . . . . . . . . . . . . .      $ 2,869,569  $ 2,834,688  $ 2,872,327  $ 2,657,846  $ 2,585,934
  Cost and expenses:
   Cost of products sold  . . . . . . . . . . . . . . . . . .        2,196,556    2,185,587    2,242,455    2,067,560    2,012,042
   Store operating, selling and administrative expenses   . .          544,936      512,063      489,950      439,713      410,464
   Depreciation and amortization  . . . . . . . . . . . . . .           54,031       52,343       48,718       44,261       40,758
   Interest expense, net  . . . . . . . . . . . . . . . . . .           20,784       15,925       17,817       10,777       11,005
   Writedown of property and securities   . . . . . . . . . .                0            0            0        8,393            0
                                                                     ---------    ---------    ---------    ---------    ---------
      Income from continuing operations before income taxes
        and extraordinary item  . . . . . . . . . . . . . . .           53,262       68,770       73,387       87,142      111,665
   Provision for income taxes   . . . . . . . . . . . . . . .           19,920       28,189       26,493       30,776       40,854
                                                                  ------------       ------       ------       ------       ------
      Income from continuing operations before extraordinary
        item    . . . . . . . . . . . . . . . . . . . . . . .           33,342       40,581       46,894       56,366       70,811
                                                                  ------------       ------       ------       ------       ------
   Discontinued operations, net:
     Loss on disposal . . . . . . . . . . . . . . . . . . . .                0            0            0       (8,550)           0
     Loss from operations . . . . . . . . . . . . . . . . . .                0            0            0       (4,400)      (4,085)
                                                                  ------------       ------       ------       ------       ------
                                                                             0            0            0      (12,950)      (4,085)
                                                                  ------------       ------       ------       ------       ------
   Extraordinary item, net  . . . . . . . . . . . . . . . . .                0       (3,288)           0            0            0
                                                                  ------------       ------       ------       ------       ------
      Net income  . . . . . . . . . . . . . . . . . . . . . .      $    33,342  $    37,293  $    46,894   $   43,416   $   66,726
                                                                        ======       ======       ======       ======       ======



                                                                                             Fiscal Year Ended
                                                             -----------------------------------------------------------------------
                                                                July 1,           July 2,        July 3,       June 27,     June 29,
                                                                 1995              1994           1993          1992         1991
                                                               (52 weeks)       (52 weeks)     (53 weeks)    (52 weeks)   (52 weeks)
                                                             -------------     -----------    -----------   -----------  -----------
  Earnings per common share:
   Income from continuing operations before
   extraordinary item   . . . . . . . . . . . . . . . . . .         $ 0.43        $ 0.52        $ 0.60        $ 0.69        $ 0.87
   Discontinued operations, net   . . . . . . . . . . . . .           0.00          0.00          0.00         (0.16)        (0.05)
   Extraordinary item, net  . . . . . . . . . . . . . . . .           0.00         (0.04)         0.00          0.00          0.00
                                                              ------------          -----         ----          ----          ----
     Net income . . . . . . . . . . . . . . . . . . . . . .         $ 0.43        $ 0.48        $ 0.60        $ 0.53        $ 0.82
                                                                      ====          ====          ====          ====          ====
  Cash dividends per common share . . . . . . . . . . . . .         $ 0.26        $ 0.24        $ 0.22        $ 0.20        $ 0.18
                                                                      ====          ====          ====          ====          ====

  Weighted average number of common and common equivalent
  shares outstanding    . . . . . . . . . . . . . . . . . .     77,571,000    78,088,000    78,717,000    81,874,000    81,661,000
                                                              ============    ==========    ==========    ==========    ==========
SELECTED BALANCE SHEET DATA:
  Working capital . . . . . . . . . . . . . . . . . . . . .      $ 141,420     $ 174,392     $ 117,510     $ 110,968     $ 125,286
  Property and equipment, net . . . . . . . . . . . . . . .        516,374       540,139       543,877       467,824       420,113
  Total assets  . . . . . . . . . . . . . . . . . . . . . .        895,641       927,208       916,923       834,683       765,696
  Long-term debt and capitalized lease obligations  . . . .        219,561       296,460       269,046       172,190       175,750
  Shareholders' investment  . . . . . . . . . . . . . . . .        429,814       421,354       402,667       422,443       390,187
                                                              ============       =======       =======       =======       =======

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

General

          The Company operates a chain of 252 supermarkets and combination food and drug stores. The Company operates on a 52 or 53 week fiscal year. The Company's fiscal year ends on the Saturday nearest June 30 of each year.
The consolidated statements of income for the fiscal years ended July 1, 1995 and July 2, 1994 include 52 weeks of operation while the fiscal year ended July 3, 1993 includes 53 weeks of operation.

Net Sales

          Net sales increased 1.2% ($34.9 million) from fiscal 1994 to fiscal 1995 while sales decreased 1.3% ($37.6 million) from fiscal 1993 to fiscal 1994. The net sales increase from fiscal 1994 to fiscal 1995 was primarily due to the Company's recent focus on remodeling its existing stores and increasing its emphasis on customer service. The Company's recent focus on remodeling its existing stores has resulted in positive same store sales growth despite competitive pressures. The net sales decrease from fiscal 1993 to fiscal 1994 was primarily due to the additional week of sales included in fiscal 1993. Excluding the effects of the additional week in fiscal 1993, fiscal 1994 sales slightly increased over fiscal 1993.

Gross Profit

          Gross profit as a percentage of net sales increased 0.6% between fiscal 1994 and 1995 and increased 1.0% between fiscal 1993 and fiscal
1994. The increase in gross profit is primarily due to an increased sales mix of higher margin perishable and general merchandise products. This improvement is a direct result of the Company's continued development and emphasis on its larger format stores which carry a greater percentage of these products.

Store Operating, Selling, and Administrative Expenses

          On May 18, 1995, the Company announced that it had reviewed the methodology it used to estimate required balance sheet reserves for self-insured workers' compensation and general liability claims. The Company had historically followed the guidance in Statement of Financial Accounting Standards ("SFAS") No. 5 and SFAS No. 112 to account for exposures under its workers' compensation, general liability and medical self-insurance programs. This guidance requires accrual of the best estimate of probable liabilities within a range of loss estimates. In applying this accounting principle, the Company had consistently utilized case estimates of probable liabilities prepared by experienced parties using all available claims data as to the extent of losses and related costs. The Company believes this practice to be consistent with the method used by many other companies. Because (a) the number of stores and employees had remained flat from fiscal 1992 through fiscal 1995, (b) annual cash payments under these plans had only increased approximately 6% from fiscal 1993 through fiscal 1995 (an average of 3% per year), and (c) the number of outstanding claims had also remained relatively flat, the Company did not believe a complete actuarial study was either necessary or cost beneficial. Consequently, actuarially-based computations were previously not performed. During May 1995, in connection with the Merger, KKR independently obtained actuarially-based estimates of the Company's liabilities for workers' compensation and general liability self-insurance exposures which were substantially higher than the Company's case estimates. After a review of these estimates and consultation with its advisors, the Company determined that these actuarial techniques provided better estimates than those which had previously been used by the Company. The Company then computed new estimated reserve requirements using actuarial techniques, and, in accordance with its policy and SFAS No. 5 and SFAS No. 112, recorded an adjustment to increase these self-insurance reserves by approximately $22.2 million (approximately $13.8 million net of income taxes) as a change in accounting estimate in the third fiscal quarter ended April 8, 1995.

Approximately $19.2 million of the $22.2 million charge relating to this change in accounting estimate is of a nonrecurring nature.

          Excluding the self-insurance reserve adjustment, store operating, selling, and administrative expenses as a percentage of net sales increased by .1% from fiscal 1994 to fiscal 1995 and by 1.0% from fiscal 1993 to fiscal 1994. These increases as a percentage of net sales are primarily due to the higher operating costs associated with the increasing number of larger format stores. These larger stores employ additional personnel and have higher operating costs, particularly in their expanded service-oriented departments.

Depreciation and Amortization

          Depreciation and amortization as a percentage of net sales remained relatively constant during fiscal 1993, 1994 and 1995.


Interest Expense, Net

          The increase in net interest expense during fiscal 1995 compared to fiscal 1994 and fiscal 1993, is due to an increase in interest rates which affected the Company's borrowings, including its net interest position on its $80 million notional interest rate swap.

Income Taxes

          The Company's effective income tax rate decreased from 41% for fiscal 1994 to 37% for fiscal 1995. The higher effective tax rate for fiscal 1994 relates to an additional tax provision of $2.2 million to retroactively restate income tax liabilities to reflect the change in federal income tax rates mandated by the Omnibus Budget Reconciliation Act of 1993.

Extraordinary Item

          In the first quarter of fiscal 1994, the Company redeemed its $143.0 million 6.5% Convertible Subordinated Debentures at a conversion price above par value. The redemption of the Debentures resulted in an extraordinary loss of $3.3 million, net of the applicable income tax benefit of $2.0 million.

LIQUIDITY AND CAPITAL RESOURCES

          Historically, the Company has funded working capital requirements, capital expenditures, and other cash requirements primarily through cash flows from operations and short-term borrowings. Operating activities have generated $125.7 million, $86.9 million, and $87.8 million, respectively, in cash flows in each of the three fiscal years in the period ended July 1, 1995. During fiscal 1995 and 1994, the Company utilized $100 million of unsecured lines of credit to meet any short-term cash requirements, under which the Company's weighted average borrowings during fiscal 1995 and 1994 were $1.4 million and $8.4 million, respectively. No amounts were outstanding at July 1, 1995 and July 2, 1994 under its lines of credit.

          Cash flows used in investing activities were $26.0 million in fiscal 1995 compared with $47.9 million in fiscal 1994, and $122.9 million in fiscal 1993 and primarily related to the Company's capital expenditures. Capital expenditures for fiscal 1995 were $54.8 million compared with $64.0 million in fiscal 1994 and $131.7 million in fiscal 1993. The decrease in expenditures in fiscal 1995 results from the Company opening fewer new stores and focusing instead on expanding and remodeling existing stores. Capital expenditures were primarily financed with internally generated funds and the proceeds from the sale of other property. Proceeds from the sale of certain property totaled $28.8 million in fiscal 1995 compared to $16.1 million during the prior fiscal year. There were no material gains or losses from these sales.

          The Company believes that capital expenditures for fiscal 1996 will be financed through internally generated funds or other available resources. These estimated capital expenditures are primarily related to the opening of new stores and the remodeling of existing stores. Management continuously evaluates all stores based upon volume, profitability, location, age, demographics, etc., and makes closure decisions based upon such evaluations.


          The primary uses of cash in financing activities during fiscal 1995 were $79.1 million in long-term debt principal payments, $20.2 million in cash dividend payments, and the purchase of 595,000 shares of treasury stock for $4.7 million. During the first quarter of fiscal 1994, the Company redeemed its issue of 6.5% Convertible Subordinated Debentures with the proceeds of a private placement of $100.0 million of 6.62% Series A Senior Notes due 2003 (the "6.62% Series A Notes") and $100.0 million of 7.09% Series B Senior Notes due 2008 (the "7.09% Series B Notes"). In addition, during fiscal 1994, the Company paid off its line of credit borrowings of $35.0 million and paid cash dividends of $18.7 million. The Company paid cash dividends of $17.4 million during fiscal year 1993. Following the Merger, the payment of regular quarterly dividends on the Company's Common Stock will be discontinued. The 6.62% Series A Notes and the 7.09% Series B Notes were prepaid in connection with the Merger.

          The Company does not expect any significant impact on its cash flow as a result of the change in accounting estimate to increase reserves by $22.2 million ($13.8 million on an after-tax basis) with respect to self-insurance for workers' compensation and general liability claims.

          The Company plans to continue to expand through the opening of new stores and may acquire existing stores or one or more supermarket chains, if attractive acquisition opportunities become available. The Company anticipates that funds necessary for the expansion of its business during the foreseeable future will be financed through available cash reserves, internally generated funds, and short-term borrowings. However, the Company may use for such purposes additional sources of financing, which may include long-term borrowings and the issuance of additional debt or equity securities.

          The Company's principal sources of liquidity after the Merger are expected to be cash flow from operations and borrowings under a $125.0 million 78-month Revolving Credit Facility entered into in connection with the Merger (the "Revolving Credit Facility"). It is anticipated that the Company's principal uses of liquidity will be to provide working capital, meet debt service requirements and finance the Company's strategic plans.

          In addition to the Revolving Credit Facility, the Company entered into a $475.0 million Term Loan Facility in connection with the Merger (the "Term Loan Facility"). The Term Loan Facility is comprised of $275.0 million of Tranche A Term Loans, $75.0 million of Tranche B Term Loans, $75.0 million of Tranche C Term Loans and $50.0 million of Tranche D Term Loans. The Term Loan Facility was fully drawn to finance a portion of the cash Merger consideration.

          The Tranche A Term Loans will have a final maturity approximately six years and six months after August 18, 1995, the closing of the Term Loan Facility (the "Bank Closing"), and will be subject to amortization in the amounts of (i) $17.5 million on the date that is twelve months after the Bank Closing, (ii) $17.5 million on the date that is twenty-four months after the Bank Closing, (iii) in equal semi-annual installments totaling $30.0 million in the third year after the Bank Closing, (iv) in equal semi-annual installments totaling $40.0 million in the fourth year after the Bank Closing, (v) in equal semi-annual installments totaling $60.0 million in the fifth year after the Bank Closing, (vi) in equal semi-annual installments totaling $75.0 million in the sixth year after the Bank Closing, and (vii) $35.0 million in the final six months prior to the final maturity of the Tranche A Term Loans. Tranche B Term Loans will have a final maturity approximately seven years and six months after the Bank Closing and will amortize in equal semi-annual installments totaling $1.0 million in each of the first six years after the Bank Closing and totaling $69.0 million during the final 18 months prior to the final maturity of the Tranche B Term Loans. The Tranche C Term Loans will have a final maturity approximately eight years and six months after the Bank Closing and will amortize in equal semi-annual installments totaling $1.0 million in each of the first seven years after the Bank Closing and totaling $68.0 million during the final 18 months prior to the final maturity of the Tranche C Term Loans. The Tranche D Term Loans will have a final maturity approximately nine years and six months after the Bank Closing and will amortize in equal semi-annual installments totaling $1.0 million in each of the first eight years after the Bank Closing and totaling $42.0 million during the final 18 months prior to the final maturity of the Tranche D Term Loans. The commitments under the Revolving Credit Facility terminate approximately six years and six months after the Bank Closing.

OTHER

          During fiscal year 1993, the Company entered into stock purchase agreements with the Estates of Angelo J. Bruno and Lee J. Bruno (former executive officers of the Company) to purchase an aggregate of 3,600,000 shares of the Common Stock at a price of $12.50 per share. The agreements allowed the Estates to increase the number of shares of Common Stock to be purchased by the Company up to an aggregate of 400,000 additional shares. Under this agreement, and other previously existing stock purchase agreements, the Company purchased 3,943,726 shares of Common Stock at a total cost of $49.6 million, including acquisition costs. The Company financed the purchase through a bank note payable.

UNAUDITED QUARTERLY FINANCIAL DATA

          In the opinion of management, the disclosures of unaudited quarterly data contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated results of operations of the Company for the interim periods.

          As discussed above, (1) during the third quarter of fiscal 1995, the Company recorded an adjustment of $22.2 million to increase self-insurance reserves; (2) during the first quarter of fiscal 1994, the Company recorded an extraordinary loss of $3.3 million on the redemption of $143.0 million in 6.5% Convertible Subordinated Debentures; and (3) an additional tax provision of $2.2 million was required in the first quarter of fiscal 1994 due to the change in income tax rates mandated by the Omnibus Budget Reconciliation Act of 1993.

Item 8.  Financial Statements and Supplementary Data

                                    BRUNO'S, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS

                                     JULY 1, 1995 AND JULY 2, 1994

                        (Dollar Amounts in Thousands, Except Per Share Amounts)



            ASSETS                 1995           1994     LIABILITIES AND SHAREHOLDERS'                      1995        1994
                                                                   INVESTMENT
-------------------------------  --------       --------   ------------------------------------------------  -------    --------
CURRENT ASSETS:                                              CURRENT LIABILITIES:
                                                              Current maturities of long-term debt and
Cash and cash equivalents . . .  $ 25,916       $ 30,259        capitalized lease obligations . . . . . . .  $ 1,900     $ 4,092
Receivables . . . . . . . . . .    30,125         34,770      Accounts payable  . . . . . . . . . . . . . .  114,661     108,712
Inventories . . . . . . . . . .   249,766        255,047      Accrued income taxes  . . . . . . . . . . . .    1,096           0
Prepaid expenses  . . . . . . .     9,527          9,237      Accrued payroll and related expenses  . . . .   20,696      18,557
Deferred income taxes . . . . .     9,265          1,428      Other accrued expenses  . . . . . . . . . . .   44,826      24,988
                                  -------        -------                                                     -------     -------
                                  324,599        330,741                                                     183,179     156,349
                                  -------        -------                                                     -------     -------

                                                             NON-CURRENT LIABILITIES:
                                                              Long-term debt  . . . . . . . . . . . . . . .  200,642     276,015
                                                              Capitalized lease obligations . . . . . . . .   18,919      20,445
                                                              Deferred income taxes . . . . . . . . . . . .   50,106      51,136
                                                              Self-insurance reserves . . . . . . . . . . .   10,673           0
                                                              Deferred compensation . . . . . . . . . . . .    2,308       1,909

PROPERTY AND EQUIPMENT, NET . .   516,374        540,139                                                     282,648     349,505
                                  -------        -------                                                     -------     -------
                                                             COMMITMENTS AND CONTINGENCIES

                                                             SHAREHOLDERS' INVESTMENT:
                                                               Common stock, $.01 par value, 200,000,000
                                                                 shares authorized, 78,098,341 shares issued
                                                                 and outstanding in 1995 and 78,090,441
                                                                 shares issued and outstanding in 1994. . .      781         781
                                                               Paid-in capital  . . . . . . . . . . . . . .   42,008      41,999
                                                               Retained earnings  . . . . . . . . . . . . .  391,704     378,574
NONCURRENT ASSETS:                                                                                           -------     -------
       Intangibles, net  . . .     40,872         42,170                                                     434,493     421,354
       Other, net  . . . . . .     13,796         14,158       Treasury stock, at cost (595,020 shares) . .   (4,679)          0
                                  -------        -------                                                     -------     -------
                                   54,668         56,328                                                     429,814     421,354
                                  -------        -------                                                     -------     -------
                                 $895,641       $927,208                                                    $895,641    $927,208
                                  =======        =======                                                     =======     =======


The accompanying notes are an integral part of these consolidated balance sheets.



                       BRUNO'S, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME

  FOR THE FISCAL YEAR ENDED JULY 1, 1995, FISCAL YEAR ENDED JULY 2, 1994,

                     AND FISCAL YEAR ENDED JULY 3, 1993

          (Dollar Amounts in Thousands, Except Per Share Amounts)


                                                                    1995         1994       1993
                                                                -----------  -----------  ----------
                                                                 (52 Weeks)   (52 Weeks)  (53 Weeks)

NET SALES                                                        $2,869,569   $2,834,688  $2,872,327
                                                                 ----------   ----------  ----------
COST AND EXPENSES:
  Cost of products sold . . . . . . . . . . . . . . . . . . . . . 2,196,556    2,185,587   2,242,455
  Store operating, selling, and administrative expenses . . . . .   544,936      512,063     489,950
  Depreciation and amortization . . . . . . . . . . . . . . . . .    54,031       52,343      48,718
  Interest expense, net . . . . . . . . . . . . . . . . . . . . .    20,784       15,925      17,817
                                                                  ---------    ---------   ---------
                                                                  2,816,307    2,765,918   2,798,940
                                                                  ---------    ---------   ---------
  Income before income taxes and extraordinary item . . . . . . .    53,262       68,770      73,387

PROVISION FOR INCOME TAXES                                           19,920       28,189      26,493
                                                                  ---------    ---------   ---------
  Income before extraordinary item  . . . . . . . . . . . . . . .    33,342       40,581      46,894

EXTRAORDINARY ITEM, net                                                   0       (3,288)          0
                                                                  ---------    ---------   ---------
NET INCOME                                                          $33,342      $37,293     $46,894
                                                                  =========    =========   =========

EARNINGS PER COMMON SHARE:
  Income before extraordinary item  . . . . . . . . . . . . . . .  $ 0.43        $0.52       $0.60
  Extraordinary item, net . . . . . . . . . . . . . . . . . . . .    0.00        (0.04)       0.00
                                                                   ------        -----       ----
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 0.43        $0.48       $0.60
                                                                   ======        =====       =====

  The accompanying notes are an integral part of these consolidated statements.

                       BRUNO'S, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

  FOR THE FISCAL YEAR ENDED JULY 1, 1995, FISCAL YEAR ENDED JULY 2, 1994,

                     AND FISCAL YEAR ENDED JULY 3, 1993

          (Dollar Amounts in Thousands, Except Per Share Amounts)

                                                          Common Stock                                          Treasury Stock
                                                  ------------------------                                    -----------------
                                                   Number                    Paid-In   Retained    Deferred     Number
                                                  of Shares         Amount   Capital   Earnings  Compensation  of Shares  Amount
                                                  -------------    -------   -------   --------  ------------  ---------  ------
BALANCE, June 27, 1992                            81,890,150        $  819   $91,806    $330,511    $(693)         0  $     0


  Net income  . . . . . . . . . . . . . . . . . .          0             0         0      46,894        0          0        0
  Repurchase and cancellation of common stock . . (3,943,726)          (39)  (49,529)          0        0          0        0
  Cash dividends ($.22 per share) . . . . . . . .          0             0         0     (17,383)       0          0        0
  Stock bonus and option plan activity  . . . . .    100,917             0      (205)          0      486          0        0
                                                  ----------           ---    ------     -------      ---    -------   ------
BALANCE, July 3, 1993                             78,047,341           780    42,072     360,022     (207)         0        0

  Net income  . . . . . . . . . . . . . . . . . .          0             0         0      37,293        0          0        0
  Cash dividends ($.24 per share) . . . . . . . .          0             0         0     (18,741)       0          0        0
  Stock bonus and option plan activity  . . . . .     43,100             1       (73)          0      207          0        0
                                                  ----------           ---    ------     -------      ---    -------   ------
BALANCE, July 2, 1994                             78,090,441           781    41,999     378,574        0          0        0

  Net income  . . . . . . . . . . . . . . . . . .          0             0         0      33,342        0          0        0
  Stock bonus and option plan activity  . . . . .      7,900             0         9           0        0          0        0
  Cash dividends ($.26 per share) . . . . . . . .          0             0         0     (20,212)       0          0        0
  Repurchase of common stock  . . . . . . . . . .          0             0         0           0        0    595,020   (4,679)
                                                  ----------           ---    ------     -------      ---    -------   ------
BALANCE, July 1, 1995                             78,098,341        $  781   $42,008    $391,704       $0    595,020  $(4,679)
                                                  ==========           ===    ======     =======      ===    =======   ======

  The accompanying notes are an integral part of these consolidated statements.

                       BRUNO'S, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

  FOR THE FISCAL YEAR ENDED JULY 1, 1995, FISCAL YEAR ENDED JULY 2, 1994,

                     AND FISCAL YEAR ENDED JULY 3, 1993

                       (Dollar Amounts in Thousands)

                                                                  1995         1994       1993
                                                                --------    --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . .  $33,342     $37,293    $46,894
                                                                 -------     -------    -------
  Adjustments to reconcile net income to net cash provided
  by operating activities:
   Extraordinary item, net  . . . . . . . . . . . . . . . . . .        0       3,288          0
   Depreciation and amortization  . . . . . . . . . . . . . . .   54,031      52,343     48,718
   Deferred income taxes  . . . . . . . . . . . . . . . . . . .   (8,867)      4,132        534

   Amortization of deferred compensation  . . . . . . . . . . .        0          15       (284)

   Provision (credit) to value inventories at LIFO cost   . . .      242        (588)    (4,748)
   (Gain) loss on sale of property, net   . . . . . . . . . . .   (2,781)        872       (400)
   (Increase) decrease in assets:
     Receivables  . . . . . . . . . . . . . . . . . . . . . . .    4,645      (9,467)     3,346

     Receivable due on sale of discontinued operations  . . . .        0           0      9,500
     Inventories  . . . . . . . . . . . . . . . . . . . . . . .    5,039       4,780    (17,742)
     Prepaid expenses . . . . . . . . . . . . . . . . . . . . .     (290)     (1,340)      (476)
     Other noncurrent assets  . . . . . . . . . . . . . . . . .      208        (521)     3,022
   Increase (decrease) in liabilities:
     Accounts payable . . . . . . . . . . . . . . . . . . . . .    5,949      (8,040)     6,250
     Accrued income taxes . . . . . . . . . . . . . . . . . . .    1,096       1,462     (7,367)
     Accrued payroll and related expenses . . . . . . . . . . .    2,139         536      1,858
     Other accrued expenses . . . . . . . . . . . . . . . . . .   19,838       2,046     (1,743)
     Deferred compensation  . . . . . . . . . . . . . . . . . .      399          55        462
     Other noncurrent liabilities . . . . . . . . . . . . . . .   10,673           0          0
                                                                 -------     -------    -------
        Total adjustments . . . . . . . . . . . . . . . . . . .   92,321      49,573     40,930
                                                                 -------     -------    -------
        Net cash provided by operating activities . . . . . . . $125,663     $86,866    $87,824
                                                                 -------     -------    -------

                                                                         1995         1994        1993
                                                                      ---------   ----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property  . . . . . . . . . . . . . . . . .    $28,805      $16,079      $8,867
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . .    (54,838)     (63,989)   (131,741)
                                                                       -------      -------    --------
      Net cash used in investing activities   . . . . . . . . . . .    (26,033      (47,910)   (122,874)
                                                                       -------      -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (repayments) under line of credit, net . . . . . . . .          0      (35,000)      5,000
  Proceeds from issuance of long-term debt  . . . . . . . . . . . .          0      200,000     100,000
  Reductions of long-term debt and capitalized lease obligations  .    (79,091)    (171,627)     (2,978)
  Payments for early extinguishment of debt . . . . . . . . . . . .          0       (3,542)          0
  Proceeds from exercise of stock options . . . . . . . . . . . . .          9          120         565
  Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . .    (20,212)     (18,741)    (17,383)
  Repurchase of common stock  . . . . . . . . . . . . . . . . . . .     (4,679)           0     (49,568)

      Net cash provided by (used in) financing activities   . . . .   (103,973)     (28,790)     35,636
                                                                      --------      -------      ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . .     (4,343)      10,166         586

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  . . . . . . . . . .     30,259       20,093      19,507
                                                                      --------      -------      ------
CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . . . . . . . . .    $25,916      $30,259     $20,093
                                                                       =======      =======     =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
   Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . .    $18,993      $19,605     $18,025
   Income taxes, net of refunds   . . . . . . . . . . . . . . . . .     27,558       22,595      33,326
                                                                       ======        ======      ======

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
 ACTIVITIES:
   Noncash compensation under stock plans   . . . . . . . . . . . .    $     0        $(192)      $(770)
                                                                       =======        =====       =====


          The accompanying notes are an integral part of these consolidated statements.

                       BRUNO'S, INC. AND SUBSIDIARIES


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       July 1, 1995 and July 2, 1994

          (Dollar Amounts in Thousands, Except Per Share Amounts)


1.        ORGANIZATION

          Bruno's, Inc. and subsidiaries (the "Company") operates a chain of supermarkets located in Alabama, Florida, Tennessee, Mississippi, South Carolina, and Georgia.


2.        MERGER ACTIVITIES

          The Company and Crimson Acquisition Corp. ("Crimson"), an Alabama corporation and a wholly owned subsidiary of Crimson Associates, L.P. ("Crimson Associates"), which is a partnership organized by Kohlberg Kravis Roberts & Co. ("KKR"), entered into an Agreement and Plan of Merger dated as of April 20, 1995, and amended as of May 18, 1995 (as amended, the "Merger Agreement"), pursuant to which Crimson will be merged with and into the Company (the "Merger"), with the Company continuing as the surviving corporation. On August 18, 1995, the Merger was approved by the Company's shareholders. Upon consummation of the Merger, each share of the Company's common stock outstanding immediately prior to the time the Merger becomes effective (the "Effective Time of the Merger") will be converted at the election of the holder thereof into either (i) the right to receive $12.00 in cash from the Company following the Merger or (ii) the right to retain that share of common stock. The Merger contemplates that approximately 94.7% of the presently issued and outstanding shares of the Company's common stock will be converted into cash, and that approximately 5.3% of the presently issued and outstanding shares will be retained by shareholders. Because the Company's existing shareholders will retain approximately 4.2 million shares of common stock, the right to receive $12.00 in cash or to retain common stock will be subject to proration.
Such number of retained shares will represent approximately 16.67% of the Company's common stock expected to be outstanding after the Merger.

          As a result of the Merger, Crimson Associates will hold approximately
20.8 million shares, or approximately 83.33%, of the Company common stock expected to be outstanding after the Merger, and 10 million warrants (the "Warrants") to purchase up to an additional 10 million shares of Common
Stock in the aggregate at an exercise price of $12.00 per share, subject to certain adjustments. Each Warrant will be exercisable in whole or in part during the ten year period following the Effective Time of the Merger and, upon exercise, may be exchanged, at the option of the holder, for either
(i) such number of shares of Company common stock for which the Warrant is then exercisable upon payment by the holder to the Company of the aggregate exercise price or (ii) that number of shares of Company common stock having a value equal to the difference between the "fair market value" at the time of exercise of such number of shares of common stock for which the Warrant is then exercisable and the aggregate exercise price. If the Warrants were exercised in full by the payment of the aggregate cash exercise price immediately after the Merger, Crimson Associates would hold approximately
88% of the shares of the Company's common stock expected to be outstanding after the Merger.

          In accordance with the Merger Agreement, the Company will pay KKR, on the closing date of the Merger, a fee of $15,000 in cash, and will also reimburse KKR for all of its expenses in connection with the transactions contemplated by the Merger Agreement. In addition, upon the Effective Time of the Merger the Company's employment continuity agreements and deferred compensation agreements (see Note 8) will become fully vested and are expected to result in payments to participants of approximately $10,746.
Also, all outstanding stock options (see Note 7) will vest as a consequence of the Merger and be settled by the Company in cash.

          The Company expects that the Merger will be financed by the proceeds of term loans ($475,000), debt securities ($400,000), revolving credit loans ($10,100), an equity contribution by Crimson Associates ($250,000), and the application of a portion of the Company's cash balances ($20,000).
The proceeds of such financings will be applied to pay the cash merger consideration ($880,100), repay historical debt ($200,000), and pay fees and expenses ($75,000). The fees and expenses are anticipated to consist of (i) fees and expenses related to financing the Merger, including bank syndication and commitment fees and underwriting discounts and commissions,
(ii) fees in connection with the prepayment of historical debt and an interest rate swap, (iii) professional, advisory, and investment banking fees and expenses, and (iv) miscellaneous fees and expenses, such as printing and filing fees. Included in the $75,000 of estimated fees and expenses is the $15,000 fee payable by the Company to KKR upon closing in accordance with the Merger Agreement. It is expected that the most substantial portion of the remaining estimated fees and expenses will relate to financing the Merger.

          Pursuant to a Stock Option Agreement, dated as of April 20, 1995, as amended as of May 18, 1995 (as amended, the "Option Agreement"), between the Company and Crimson, the Company has granted to Crimson an irrevocable option, expiring upon the first to occur of the Effective Time of the Merger and April 30, 1996, which may be exercised by Crimson or its designee (which may be an affiliate or a third party), in whole or in part, to purchase up to 15,541,570 newly issued shares of the Company's common stock (or 16.6% of the outstanding Company common stock after giving effect to the issuance of such shares) at an exercise price of $12.00 per share in cash (the "Exercise Price"). Any such issuance would dilute the proportionate holdings of all of the Company's shareholders. Such shares would be canceled and would not be entitled to be converted into any merger consideration in the Merger. The terms of the Option Agreement provide, among other things, for upward adjustment of the Exercise Price in certain circumstances. The number and kind of securities subject to the Option Agreement and the Exercise Price are also subject to adjustments in the event of certain changes in the number of issued and outstanding shares of Company common stock. The Option Agreement also includes customary provisions relating to the registration and listing of such option shares.

          On August 18, 1995, in connection with their approval of the Merger, the Company's shareholders approved the proposed related financing arrangements and a restated and amended articles of incorporation which, among other things, reduced the authorized shares of common stock from 200 million to 60 million.

          The following unaudited pro forma balance sheet summary gives effect to the Merger and related transactions as if such transactions had occurred on July 1, 1995, and the unaudited pro forma statements of income summary gives effect to the Merger and related transactions as if such transactions were consummated as of July 3, 1994 for the fiscal year ended July 1, 1995 and as of July 4, 1993 for the fiscal year ended July 2, 1994. Pro forma adjustments (increased debt and interest expense and the related tax effect and decreased equity) were applied to the respective historical financial statement amounts to reflect and account for the Merger as a recapitalization. Accordingly, the historical basis of the Company's assets and liabilities has not been impacted by the transaction.

                      Pro Forma Balance Sheet Summary


                                                            July 1, 1995
                                                          -----------------
                                                             (Unaudited)

          Cash  . . . . . . . . . . . . . . . . . . . .        $ 5,916
          Other current assets  . . . . . . . . . . . .        298,683
                                                               -------
            Total current assets  . . . . . . . . . . .        304,599
          Noncurrent assets . . . . . . . . . . . . . .        571,042
                                                               -------
                                                              $875,641
                                                               =======

          Current liabilities . . . . . . . . . . . . .       $183,179
                                                               -------
          Long-term debt and capitalized lease
          obligations . . . . . . . . . . . . . . . . .        904,661
          Other noncurrent liabilities  . . . . . . . .         63,087
                                                               -------
            Total noncurrent liabilities  . . . . . . .        967,748
                                                               -------
          Shareholders' deficit . . . . . . . . . . . .       (275,286)
                                                              --------
                                                              $875,641
                                                               =======



                   Pro Forma Statements of Income Summary


                                                      Fiscal Year Ended
                                                 --------------------------

                                                  July 1, 1995  July 2, 1994
                                                 -------------  ------------
                                                         (Unaudited)


          Net sales . . . . . . . . . . . . . .  $2,869,569    $2,834,688
          Gross profit  . . . . . . . . . . . .     673,013       649,101
          Interest expense, net . . . . . . . .      88,700        86,125
          Loss before extraordinary item  . . .      (8,766)       (2,919)
          Net loss  . . . . . . . . . . . . . .      (8,766)       (6,207)
          Loss per common share:
            Loss before extraordinary item  . .       (0.35)        (0.12)
            Net loss  . . . . . . . . . . . . .       (0.35)        (0.25)



          The pro forma summary information should not be considered indicative of actual results that would have been achieved had the Merger and related transactions been consummated on the date or for the periods indicated and do not purport to indicate balance sheet data or results of operations as of any future date or for any future period.


3.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

          The consolidated financial statements of the Company include its accounts and the accounts of all wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Inventories

          Substantially all inventories are valued at last-in, first-out ("LIFO") cost, which is not in excess of market. Under the first-in, first-out ("FIFO") cost method of accounting, inventories would have been $7,264 and $7,022 higher than reported at July 1, 1995 and July 2, 1994, respectively.

Property and Equipment

          Property and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated service lives of depreciable assets (10 to 40 years for buildings and 3 to 15 years for equipment) or, in the case of leasehold improvements, over 10 to 20 years or the life of the applicable lease, if shorter. Property and equipment included in the financial statements under capital leases are amortized over the related lease terms.

          Maintenance and repairs are charged to expense as incurred; expenditures for renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to income.

          Leasehold interests represent the excess of current rental values over the present value of net minimum lease payments on favorable leases acquired and are being amortized on a straight-line basis over the remaining lives of the related leases.

Investment in Joint Venture

          The Company maintains a 50% interest in a joint venture with a major life insurance company for certain of its store locations. The Company's investment in this joint venture ($3,869 and $4,279 at July 1, 1995 and July 2, 1994, respectively) is accounted for on the equity method and taxable income/loss is allocated directly to the joint venture partners.

Intangibles

     The Company's intangibles are as follows:

     - Franchise rights ($9,447 and $9,747 at July 1, 1995 and July 2, 1994, respectively) represent amounts assigned to a franchise with Piggly Wiggly Corporation and are being amortized on a straight-line basis over 40 years (amortization of $300 for each of the three fiscal years in the period ended July 1, 1995), and

     -    Goodwill ($31,425 and $32,423 at July 1, 1995 and July 2, 1994,
          respectively) is being amortized on the straight-line basis over 40 years (amortization of $998, $998, and $999, respectively, for each of the three fiscal years in the period ended July 1, 1995).

Self-Insurance Accruals

          The Company is substantially self-insured with respect to general liability, workers' compensation and nonunion employee medical claims. Stop-loss insurance coverage is maintained in amounts determined to be adequate by management ($100 per incident for general liability and currently $400 per incident for workers' compensation). Prior to the third quarter of the fiscal year ended July 1, 1995, the Company utilized case estimates of probable liabilities prepared by experienced parties using all available claims data as to the extent of losses and related costs to estimate required balance sheet reserves for such claims. As of the third quarter of the fiscal year ended July 1, 1995, the Company began using actuarial estimation techniques to evaluate their accrual for such claims and recorded an adjustment to increase these self-insurance reserves by approximately $22,200 as a change in accounting estimate. Amounts charged to expense and actual claims paid were approximately $49,500 and $27,900, $26,600 and $26,800, and $25,300 and $26,300, respectively, for each of the three fiscal years in the period ended

July 1, 1995. Current and noncurrent accruals aggregating $27,269 and $5,568 are reflected in the accompanying consolidated balance sheets as of July 1, 1995 and July 2, 1994, respectively, to provide for unsettled claims.

Income Taxes

          The Company accounts for income taxes using an asset and liability method which generally requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. In addition, the asset and liability method requires the adjustment of previously deferred income taxes for changes in tax rates.

Earnings Per Common Share

          Earnings per common share were computed based on the weighted average number of common shares outstanding during each period (77,571,000 shares in fiscal 1995, 78,088,000 shares in fiscal 1994, and 78,717,000 shares in fiscal 1993). Outstanding stock options are common stock equivalents but were excluded from earnings per common share computations as their effect was either not material or antidilutive.

Statements of Cash Flows

          For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Disclosures About Fair Value of Financial Instruments

          In preparing disclosures about the fair value of financial instruments, the Company has assumed that the carrying amount approximates fair value for cash and cash equivalents, receivables, short-term borrowings and accounts payable, because of the short maturities of those instruments. The fair values of long-term debt instruments and financial derivatives are based upon stated repurchase prices (if applicable), or the current interest rate environment and remaining term to maturity.

Derivatives

          The Company's only involvement with derivative financial instruments includes an interest rate swap agreement intended to manage interest rate risk (see Note 6). Under this interest rate swap, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. The notional amounts of derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of the exposure of the Company through its use of derivatives. Amounts receivable and payable under the interest rate swap agreement are accrued as interest income and interest expense, respectively.

Reclassifications

          Certain prior year amounts have been reclassified to conform to the current year presentation.


4.        PROPERTY AND EQUIPMENT, NET

          Property and equipment, net, consists of the following:

                                       July 1, 1995  July 2, 1994
                                       ------------  ------------

Land  . . . . . . . . . . . . . . . .     $62,808      $65,243

Buildings . . . . . . . . . . . . . .     218,988      229,749
Equipment . . . . . . . . . . . . . .     438,073      403,722
Construction in progress  . . . . . .      11,843       16,404
                                           ------       ------
                                          731,712      715,118
Less accumulated depreciation . . . .
                                          274,978      234,657
                                          -------      -------
                                          456,734      480,461
Leasehold improvements, net . . . . .      35,566       32,711
Investment in property under capital
leases, net . . . . . . . . . . . . .      12,529       14,102
Leasehold interests, net  . . . . . .      11,545       12,865
                                           ------       ------
                                         $516,374     $540,139
                                          =======      =======


5.        INCOME TAXES

          The provisions for income taxes are as follows:


                                        Fiscal Year Ended
                                 --------------------------------
                                  July 1, 1995   July 2, 1994   July 3, 1993
                                  ------------   ------------   ------------

Current:
  Federal . . . . . . . . . . .   $26,001           $19,896        $23,273
  State . . . . . . . . . . . .     2,786             2,146          2,686
                                  -------           -------        -------
                                   28,787            22,042         25,959
                                  -------           -------        -------

Deferred:
  Accelerated depreciation  . .     1,327             2,110          1,979
  Effect of change in enacted
    federal tax rate. . . . . .         0             1,874              0
  Accrual differences . . . . .   (10,525)              (16)          (885)
  Other items, net  . . . . . .       331               164           (560)
                                  -------           -------        -------
                                   (8,867)            4,132            534
                                  -------           -------        -------
Income tax benefit on:
  Extraordinary item  . . . . .         0             2,015              0
                                  -------           -------        -------
                                  $19,920           $28,189        $26,493
                                  =======           =======        =======


     The difference in the federal statutory rate applied to income before income taxes and the total provision for each of the three fiscal years in the period ended July 1, 1995 is as follows:

                                              Fiscal Year Ended
                               ----------------------------------------------
                                 July 1, 1995   July 2, 1994    July 3, 1993
                               --------------- --------------- ---------------
                                   Amount    %    Amount     %    Amount     %

Statutory rate  . . . . . . . . . $18,642    35%  $24,070    35%  $24,952    34%
Effect of:
 State income taxes, net of
  federal tax benefits  . . . . .   1,810     3     1,394     2     1,773     2
 Change in enacted tax rate   . .       0     0     2,224     3         0     0
 Other, net                          (532)   (1)      501     1      (232)    0
                                  -------    --   -------    --   -------    --
Effective rate  . . .             $19,920    37%  $28,189    41%  $26,493    36%
                                  =======    ==   =======    ==   =======    ==

     The increase in the effective rate for fiscal 1994 is due to the Omnibus Budget Reconciliation Act of 1993 which increased the maximum corporate federal income tax rate to 35% retroactively effective to January 1, 1994.

     Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:


                                                  July 1, 1995 July 2, 1994
                                                  ------------ ------------
          Deferred tax assets:
            Accruals  . . . . . . . . . . . . .     $15,029       $4,504
            Capital leases  . . . . . . . . . .      10,681       10,580
            Capital loss carryover  . . . . . .         428          897
            Deferred compensation . . . . . . .         863          713
            Other items . . . . . . . . . . . .         495          500
                                                   --------     --------
              Total deferred tax asset  . . . .      27,496       17,194
                                                   --------     --------
          Deferred tax liabilities:
            Property and equipment  . . . . . .     (58,907)     (57,292)
            Joint venture . . . . . . . . . . .      (2,332)      (2,418)
            Inventories . . . . . . . . . . . .      (2,538)      (3,197)
            Franchise rights  . . . . . . . . .      (3,533)      (3,643)
            Other items . . . . . . . . . . . .      (1,027)        (352)
                                                   --------     --------
              Total deferred tax liability  . .     (68,337)     (66,902)
          Net deferred tax liability  . . . . .    $(40,841)    $(49,708)
                                                   ========     ========


6.        SHORT-TERM BORROWINGS AND LONG-TERM DEBT

          The Company maintains variable rate unsecured bank lines of credit aggregating $100,000 under which there were no amounts outstanding at July 1, 1995 and July 2, 1994. The maximum and average amounts of borrowings outstanding under these lines of credit during fiscal 1995 were $25,000 and $1,414, respectively, and during fiscal 1994 were $50,000 and $8,403 respectively. The weighted average interest rates on these borrowings during fiscal 1995 and 1994 were 5.9% and 3.4%, respectively.

          The Company's long-term debt is as follows:


                                                  July 1, 1995 July 2, 1994
                                                 ------------  ------------

          Private Placement Loan  . . . . . . .    $200,000     $200,000
          Note Payable--Bank Credit Agreement  .          0       75,000
          Other borrowings  . . . . . . . . . .       1,016        3,625
                                                   --------     --------
                                                    201,016      278,625
          Less current maturities . . . . . . .         374        2,610
                                                   --------     --------
                                                   $200,642     $276,015
                                                   ========     ========


          In the first quarter of fiscal 1994 the Company redeemed $142,750 of 6.5% Convertible Subordinated Debentures at 103.9% of face value in accordance with the terms of the related indenture. The redemption was financed with the proceeds of a $200,000 private placement loan which will amortize over 10 to 15 years at fixed rates of 6.62% on $100,000 of Series A senior notes and 7.09% on $100,000 of Series B senior notes. This redemption resulted in a loss of $3,288 (net of the applicable income tax benefit of $2,015) which is classified as an extraordinary item in the accompanying fiscal 1994 consolidated statement of income.

          The amount of debt maturing in each of the next five fiscal years, 1996 through 2000, is $374, $296, $14,404, $23,377, and $23,377, respectively.

          In fiscal 1993, the Company entered into an interest rate swap agreement with a commercial bank which became effective September 1, 1993. Under this agreement, the Company records a receivable at a fixed rate of interest (5.92%) and records a payable at a variable rate of interest (based on LIBOR--6.4% weighted average rate for fiscal 1995) on $80,000 of notional principal for a term of ten years. At the end of the ten year term a cash settlement will occur. The transaction effectively changes a portion of the Company's interest rate exposure from a fixed-rate to a floating-rate basis. At July 1, 1995, a net interest receivable of $867 is reflected in receivables in the accompanying consolidated balance sheet.

          The Company has entered into lease and guaranty agreements with various Industrial Development Boards in order to fund construction of certain warehouse and office additions. Upon issuance, each bond issue was purchased in its entirety by the Company. Thus, the outstanding bonds ($55,098 at July 1, 1995 and $59,891 at July 2, 1994) and the related investment by the Company, together with the related interest expense and interest income, respectively, are excluded from the accompanying consolidated financial statements.

          At July 1, 1995, the estimated fair values of the Company's long-term debt and interest rate swap off-balance sheet liabilities were $181,450 and $1,842, respectively.

          See Note 2 regarding the possible early extinguishment of the Private Placement Loan and interest rate swap in connection with the Merger.


7.        STOCK OPTION AND STOCK BONUS PLANS

          The Company grants options for shares of common stock under various plans to officers, directors, and key employees. Options are granted at either a price equal to the fair market value of the stock at the date of grant (noncompensatory stock options) or at a price significantly under the fair market value of the stock at the date of grant (compensatory stock options). Upon exercise of the stock options, the excess of the proceeds over par value is credited to paid-in capital. For compensatory stock options, compensation expense is recorded to reflect the difference in the market value and the option price at the date of grant. Stock options granted become exercisable at various dates after the date of grant and expire ten years from the date of the grant.

          At July 1, 1995, 3,982,617 shares of common stock are reserved and available for issuance under the Company's stock option plans. Information with respect to stock options for each of the three fiscal years in the period ended July 1, 1995 is summarized as follows (weighted average exercise price of $8.28 at July 1, 1995):

                                                Shares Subject    Option Price
                                                 to Option       Range Per Share
                                                --------------   ---------------

          Balance, June 27, 1992  . . . . . .     227,634    $3.25  - $10.00
            Canceled or expired . . . . . . .      (3,000)      $10.00
            Exercised . . . . . . . . . . . .     (69,917)   $5.00  - $10.00
            Options granted . . . . . . . . .     318,600    $8.375 - $10.00
                                                ---------
          Balance, July 3, 1993 . . . . . . .     473,317    $3.25  - $10.00
            Canceled or expired . . . . . . .     (31,400)   $3.25  - $10.00
           Exercised . . . . . . . . . . . .      (18,100)   $5.00  - $10.00
            Options granted . . . . . . . . .     369,800    $7.00  -  $7.50
                                                ---------
          Balance, July 2, 1994 . . . . . . .     793,617    $5.00  -  $8.595
            Exercised . . . . . . . . . . . .      (1,400)   $5.00  -  $7.00
            Options granted . . . . . . . . .     450,700    $7.00  -  $9.375
                                                ---------
          Balance, July 1, 1995 . . . . . . .   1,242,917    $5.00  -  $9.375
                                                =========

          Under the terms of the Company's stock bonus plan, shares of stock are awarded to officers and key employees which vest upon the completion of three years of service after the award. Each year, one third of the shares awarded are issued and transferred to an escrow agent. As an estimate of compensation under the Plan, deferred compensation and a related credit to paid-in capital are recorded equal to the current market value of the awarded stock. The deferred compensation is reflected as a reduction in shareholders' investment in the accompanying consolidated balance sheets and is amortized to compensation expense over the vesting period. At
July 1, 1995, all shares of stock awarded under this plan have vested and have been issued by the Company.

          See Note 2 regarding additional stock option grants in connection with the Merger.


8.        EMPLOYEE BENEFIT PLANS

          All of the Company's union employees are covered by two union-sponsored, collectively-bargained, multi-employer pension plans. Contributions to these plans are determined in accordance with the provisions of labor contracts and generally are based on the number of man hours worked.

          The Company maintains a profit sharing retirement plan for nonunion employees. Matching contributions are made for employee voluntary contributions up to a specified limit with additional contributions made at the Company's discretion.

          The Company has deferred compensation agreements, as amended, with certain of its officers whereby the officers or their beneficiaries will be provided specific amounts of annual retirement benefits for a period of 15 years following retirement. The total estimated obligation under these agreements based upon current salaries and expected retirement dates (approximately $12,655 at July 1, 1995) is to be paid through fiscal 2035. The amended agreements provide for an acceleration of benefits in the event of a change in control of the Company.

          The expense applicable to the above plans is as follows:

                                     Profit Sharing
                                    Retirement Plan
                                -----------------------        Deferred
                       Union     Matching     Discretionary   Compensation
                       Plans   Contributions  Contributions       Plan
                      ------   -------------  -------------   ------------
   Fiscal year:
     1995  . . . .    $4,308      $1,330        $   0            $399
     1994  . . . .     4,089       1,494        1,750              55
     1993  . . . .     3,685       1,447            0             462


          The Company maintains certain incentive compensation plans for store management, officers, and other key employees which is paid annually based on achievement of established profit goals.

          The Company maintains employment continuity agreements with certain key employees which provide for benefits to be paid to these employees in the event employment with the Company is terminated in connection with a change in control. Compensation which might be accrued under these agreements has not been accrued in the consolidated financial statements as a change in control had not occurred at July 1, 1995. (See Note 2).

9.        LONG-TERM LEASES

          The Company has a number of leases in effect for store properties and delivery equipment. The initial terms of the real property leases will expire within the next 25 years; however, most of the leases have options providing for additional lease terms ranging from 5 to 25 years at terms substantially the same as the initial terms. It is expected that real property leases will be renewed upon expiration. The leases for delivery equipment are primarily for a duration of five to ten years and it is expected that most will be replaced by leases on similar equipment.

          In addition to fixed minimum rentals, many of the Company's leases require contingent rental payments. Contingent rentals for real property are based on a percentage of sales. Contingent rentals for delivery equipment are based on the number of miles driven.

          Presented below is an analysis of the property under capital leases and the related lease obligations included in the accompanying consolidated balance sheets:


                                                  July 1, 1995 July 2, 1994
                                                  ------------ ------------
          Property under capital leases:
            Real property . . . . . . . . . . .    $31,470       $34,428
            Delivery equipment  . . . . . . . .          0         2,161
                                                   -------       -------
                                                    31,470        36,589
            Less accumulated amortization . . .     18,941        22,487
                                                   -------       -------
                                                   $12,529       $14,102
                                                   =======       =======

          Capitalized lease obligations
          (interest at 8% to 18%):
            Current . . . . . . . . . . . . . .    $ 1,526        $1,482
            Noncurrent  . . . . . . . . . . . .     18,919        20,445
                                                    ------        ------
                                                   $20,445       $21,927
                                                   =======       =======

     A schedule by years of future minimum lease payments required under capital leases (together with the present value of the lease payments) and operating leases (net of sublease rentals) having initial or remaining noncancelable lease terms in excess of one year as of July 1, 1995, is as follows:

                                                   Operating     Capital
                                                     Leases       Leases
                                                 ------------  ------------

          Fiscal year:
            1996  . . . . . . . . . . . . . . .     $40,380       $4,168
            1997  . . . . . . . . . . . . . . .      40,041        4,130
            1998  . . . . . . . . . . . . . . .      39,131        4,033
            1999  . . . . . . . . . . . . . . .      37,415        3,993
            2000  . . . . . . . . . . . . . . .      35,788        3,950
          Subsequent years  . . . . . . . . . .     317,432       15,462
                                                   --------       ------
          Total minimum lease payments  . . . .    $510,187       35,736
                                                   ========       ======
          Less estimated executory costs
            included in total minimum lease
            payments  . . . . . . . . . . . . .                    4,157
                                                                  ------
          Net minimum lease payments  . . . . .                   31,579
          Less estimated interest . . . . . . .                   11,134
                                                                  ------
          Present value of net future minimum
          lease payments  . . . . . . . . . . .                  $20,445
                                                                 =======

     Contingent rentals for the preceding capital leases and rental expense for the operating leases are as follows:

                                        Fiscal Year Ended
                                 --------------------------------
                                      July 1, 1995   July 2, 1994   July 3, 1993
                                     -------------  -------------   ------------
Contingent rentals on capital leases  .   $  291        $  338         $  452
                                         =======       =======        =======
Rental expense on operating
leases:
  Real property:
    Minimum rentals . . . . . . . . . .  $39,511       $34,586        $34,682
    Contingent rentals  . . . . . . . .      625           842            890
  Equipment:
    Minimum rentals . . . . . . . . . .    4,902         5,514          3,912
    Contingent rentals  . . . . . . . .    6,287         5,478          6,165
                                         -------       -------        -------
                                         $51,325       $46,420        $45,649
                                         =======       =======        =======

          The capitalized lease obligation of store properties leased under capital leases from a joint venture in which the Company maintains a 50% ownership interest was approximately $12,868 and $13,586 at July 1, 1995 and July 2, 1994, respectively.


10.       REPURCHASE OF COMMON STOCK

          On August 13, 1992, the Company entered into stock purchase agreements with the Estates of Angelo J. Bruno and Lee J. Bruno (former executive officers of the Company) to purchase an aggregate of 3,600,000 shares of the Company's common stock at a price of $12.50 per share. The agreements allowed the Estates to increase the number of shares of common stock to be purchased by the Company up to an aggregate of 400,000 additional shares.
Under this agreement, and other previously existing stock purchase agreements, the Company purchased 3,943,726 shares of common stock at a total cost of $49,568, including acquisition costs.


11.       COMMITMENTS AND CONTINGENCIES

Litigation

          In 1991, the Company received a favorable termination letter with respect to the termination of the employee pension plan of a supermarket chain acquired by the Company in 1989. Pursuant to that termination, distributions were made to all participants of that employee pension plan. After all of the benefit liabilities were paid, remaining plan assets of approximately $2,700 were transferred to the Company as a reversion of excess pension assets. On June 15, 1992, the Company received a letter from the Pension Benefit Guaranty Corporation ("PBGC") contending that inappropriate actuarial assumptions were used to determine the value of the employee's benefits distributed and that additional distributions must be made to numerous former participants of said plan. In August 1994, the Company filed suit in the U.S. District Court for the Northern District of Alabama challenging the PBGC's determination. In April 1995, the District Court entered summary judgment against the Company and in favor of the PBGC. The Company has appealed the District court's ruling to the U.S. Court of Appeals for the Eleventh Circuit. The ultimate resolution of this matter is currently unknown; thus, no accrual has been recorded by the Company. The Company believes its liability, if any, in connection with this matter will not exceed $2,700, plus accrued interest.

          In addition, the Company is a party to various legal and taxing authority proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

Store Expansion

     The Company's store expansion activities are primarily accomplished through the lease of facilities or the acquisition of sites and self-construction. Commitments involving facilities under construction at July 1, 1995 were approximately $3,611.





                            MANAGEMENT'S REPORT

     Primary responsibility for the integrity and objectivity of the financial information included in this annual report rests with management. The consolidated financial statements in this report have been prepared in accordance with generally accepted accounting principles and properly include some amounts that are based on management's best estimates and judgments.

     The Company maintains an internal control structure designed to provide reasonable assurance that transactions are executed in accordance with proper authorization; that all such transactions are properly recorded and summarized to produce reliable financial records and reports; that assets are safeguarded; and that the accountability for assets is maintained. Management believes this internal control structure, augmented by its internal auditing function, assures the adequacy and quality of financial reporting.

     Arthur Andersen LLP, the Company's independent public accountants, evaluates our internal control structure to the extent they consider necessary in order to plan their audit and determine the nature and extent of testing required to support their opinion on the consolidated financial statements. Their report contains an independent, informed judgment as to the fair presentation, in all material respects, of the Company's consolidated financial statements.

     The Board of Directors, through the activities of its Audit Committee, participates in the reporting of financial information by the Company. The Audit Committee meets regularly with the Company's independent public accountants to discuss the scope and results of their audit work.

     Management believes the consolidated financial statements and related financial information in this report are accurate in all material respects and that they were prepared in accordance with appropriate and generally accepted accounting principles.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Bruno's, Inc.:

     We have audited the accompanying consolidated balance sheets of BRUNO'S, INC. (an Alabama corporation) AND SUBSIDIARIES as of July 1, 1995 and July 2, 1994, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three fiscal years in the period ended July 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bruno's, Inc. and subsidiaries as of July 1, 1995 and July 2, 1994 and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 1, 1995 in conformity with generally accepted accounting principles.

                                   Arthur Andersen LLP

Birmingham, Alabama
August 18, 1995

                       BRUNO'S INC. AND SUBSIDIARIES

                     UNAUDITED QUARTERLY FINANCIAL DATA

              FISCAL YEARS ENDED JULY 1, 1995 AND JULY 2, 1994

          (Dollar Amounts in Thousands, Except Per Share Amounts)

                                   Fiscal Year Ended July 1, 1995 (52 Weeks)
                          ------------------------------------------------------
                            First     Second    Third      Fourth
                          12 Weeks   14 Weeks  14 Weeks   12 Weeks     Total
                          --------   --------  --------   --------    ----------
NET SALES                $653,621    $784,120  $763,274    $668,554   $2,869,569

GROSS PROFIT              156,045     185,126   175,028     156,814      673,013


NET INCOME (LOSS)          11,532      14,070    (4,575)(1)  12,315       33,342

EARNINGS PER COMMON SHARE:
  Net income (loss)         $0.15       $0.18    $(0.06)(1)   $0.16        $0.43


                                   Fiscal Year Ended July 1, 1994 (52 Weeks)
                          ------------------------------------------------------
                            First     Second    Third      Fourth
                          12 Weeks   14 Weeks  14 Weeks   12 Weeks     Total
                          --------   --------  --------   --------    ----------
NET SALES                $640,911   $768,244  $764,602    $660,931   $2,834,688

GROSS PROFIT              147,831    172,878   173,359     155,033      649,101
NET INCOME BEFORE
EXTRAORDINARY ITEM       9,200(2)      9,321     9,441      12,619       40,581
NET INCOME               5,912(3)      9,321     9,441      12,619       37,293

EARNINGS PER COMMON SHARE:
  Net income before
  extraordinary item     $0.12         $0.12     $0.12       $0.16        $0.52
  Net income              0.08(3)       0.12      0.12        0.16         0.48


          (1) In the third quarter of the fiscal year ended July 1, 1995, the Company completed an actuarially based evaluation of self insurance reserves for workers' compensation and general liability claims. Based on this evaluation, an adjustment to increase recorded reserves by $22,178 ($13,750 net of income taxes) was recorded as a change in accounting estimate.
          (2) In the first quarter of the fiscal year ended July 2, 1994 the Company recorded an additional tax provision of $2,224 to retroactively restate the current and deferred income tax liabilities to reflect the change in federal income tax rates from 34.0% to 35.0% in connection with the Omnibus Budget Reconciliation Act of 1993.
          (3) In the first quarter of the fiscal year ended July 2, 1994 the Company redeemed $142,750 of its Convertible Subordinated Debentures. The early extinguishment of this debt resulted in an extraordinary loss of $3,288 ($.04 per share), net of the applicable tax benefit.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          On September 28, 1995, the Company dismissed Arthur Andersen LLP as its independent accountants. The reports of Arthur Andersen LLP on the financial statements for the past two years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. The Company's Audit Committee participated in and approved the decision to change independent accountants.

          In connection with its audit for the two most recent fiscal years and through September 28, 1995, there have been no disagreements with Arthur Andersen LLP on any matter of accounting principle or practice, financial statements disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused them to make reference in their report on the financial statements for such years.

          The Company has requested that Arthur Andersen LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated September 28, 1995, is filed as Exhibit 16 to this Form 10-K.

          The Company engaged Deloitte & Touche LLP as its new independent accountants and tax advisors as of September 28, 1995. During the two most recent years and through September 28, 1995, the Company has not consulted with Deloitte & Touche LLP on items which (1) were or should have been subject to SAS 50 or (2) concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation SK
Item 304(a)(2)).

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

A.   Directors and Executive Officers

Name                    Age        Position
----                    ---        --------

William J. Bolton        49        Chairman of the Board of Directors and
                                   Chief Executive Officer of the Company
                                   since August 1995.  President of Jewel
                                   Food Stores from 1991 to August 1995 and
                                   Chief Operating Officer-Markets of
                                   American Stores Company from April 1995
                                   to August 1995.

Henry R. Kravis          51        Director of the Company since August 1995.
                                   General Partner, KKR.  Member of the Board of
                                   Directors of American Re Corporation, AutoZone,
                                   Inc., Borden, Inc., Duracell International Inc.,
                                   Flagstar Companies, Inc., Flagstar Corporation,
                                   IDEX Corporation, K-III Communications Corp.,
                                   Owens-Illinois, Inc., Owens-Illinois Group, Inc.,
                                   Safeway Inc., The Stop & Shop Companies, Inc.,
                                   Union Texas Petroleum Holdings, Inc., Walter
                                   Industries, Inc. and World Color Press, Inc.

George R. Roberts        51        Director of the Company since August
                                   1995.  General Partner, KKR.  Member of
                                   the Board of Directors of American Re
                                   Corporation, AutoZone, Inc., Borden,
                                   Inc., Duracell International Inc.,
                                   Flagstar Companies, Inc., Flagstar
                                   Corporation, IDEX Corporation, K-III
                                   Communications Corp., Owens-Illinois,
                                   Inc., Owens-Illinois Group, Inc., Red
                                   Lion Properties, Inc., Safeway Inc., The
                                   Stop & Shop Companies, Inc., Union Texas
                                   Petroleum Holdings, Inc., Walter
                                   Industries, Inc. and World Color Press,
                                   Inc.

Paul E. Raether          48        Director of the Company since August 1995.
                                   General Partner, KKR.  Member of the Board of
                                   Directors of Duracell International Inc., Flagstar
                                   Companies, Inc., Flagstar Corporation, Fred Meyer,
                                   Inc., IDEX Corporation, and The Stop & Shop
                                   Companies, Inc.

James H. Greene, Jr.     44        Director of the Company since August
                                   1995.  General Partner, KKR.  Member of
                                   the Board of Directors of Owens-
                                   Illinois, Inc., Owens-Illinois Group,
                                   Inc., Safeway Inc., The Stop & Shop
                                   Companies, Inc., Union Texas Petroleum
                                   Holdings, Inc. and The Vons Companies,
                                   Inc.

Robert G. Tobin          57        Director of the Company since September 1995.
                                   Chairman of the Board of Directors, Chief
                                   Executive Officer and President of The Stop & Shop
                                   Companies, Inc.  Member of the Board of Directors
                                   of First Brands Corporation.

Ronald G. Bruno          43        Director of the Company since 1983.  Chairman of
                                   the Board from December 1991 to August 1995, Chief
                                   Executive Officer of the Company from October 1990
                                   to August 1995 and President of the Company from
                                   1986 to 1994.  Member of the Board of Directors of
                                   SouthTrust Bank of Alabama, Books-A-Million, Inc.
                                   and Russell Corp.

                                                                           36

Nils P. Brous            30        Director of the Company since August 1995.
                                   Executive of KKR.  Prior thereto, associate,
                                   Goldman, Sachs & Co. Member of the Board of
                                   Directors of Canadian General Insurance Group
                                   Limited and Granum Communications, Inc.

Paul F. Garrison         66        President and Chief Operating Officer since April
                                   1994.  Senior Executive Vice President--Human
                                   Resources and Distribution from July 1991 to April
                                   1994.

Glenn J. Griffin         57        Executive Vice President, Chief Financial Officer
                                   and Treasurer since 1980, Assistant Secretary
                                   since July 1992, and Secretary from 1980 to July
                                   1992.

R. Michael Conley        44        Secretary since July 1992, Corporate
                                   Counsel since July 1989 and Assistant
                                   Secretary from 1988 to July 1992.


          Directors shall be elected by the shareholders at each annual meeting (except directors may be elected at special meetings, such as the one held to approve the Merger on August 18, 1995) and shall hold office until the next annual meeting of shareholders. The officers are appointed by the Board of Directors and serve at its discretion.

          Ronald G. Bruno is the nephew of Joseph S. Bruno, the former Chairman Emeritus of the Board of Directors.

Item 11.  Executive Compensation

          The following table summarizes the compensation paid to or accrued by the Company for the chief executive officer and the other four most highly compensated executive officers of the Company during the last three fiscal years. Subsequent to the end of fiscal 1995, (i) Ronald G. Bruno resigned as Chief Executive Officer and Chairman of the Board of Directors and William J. Bolton succeeded him in those positions and (ii) Kenneth J. Bruno resigned as Executive Vice President. The remaining executive officers discussed below continue to be executive officers.



                                                                                       Long-Term Compensation
                                                             Annual Compensation               Awards         All Other Compensation
                                                       ------------------------------ ---------------------- -----------------------

                                                                              Other
                                                                              Annual              Options by              Deferred
                                                                              Compen-  Restricted  No. of    Profit     Compensation
         Name/Position                          Year    Salary      Bonus     sation  Stock Awards Shares   Sharing (1)    (2)
--------------------------------------------    ----   --------    -------    ------- ------------ ------   ----------- ------------
Ronald G. Bruno,                                1995   $325,000    $162,500     -0-      -0-       50,000    $3,000        -0-
  Chairman of Board and CEO                     1994    300,000      45,000     -0-      -0-       50,000    11,617        -0-
                                                1993    305,769      45,000     -0-      -0-       50,000     7,015       51,607

Paul F. Garrison,                               1995   $290,000    $145,000     -0-      -0-       25,000    $3,000     $358,998
  President & Chief Operating Officer           1994    260,381      39,250     -0-      -0-       25,000    10,709       38,624
                                                1993    259,904      38,250     -0-      -0-       25,000     5,963      235,841

                                                1995   $255,000    $127,500     -0-      -0-       25,000    $3,000      $29,028
Glenn J. Griffin,                               1994    235,000      35,250     -0-      -0-       25,000    10,122        7,838
  Executive Vice President, CFO, Treasurer      1993    239,520      35,250     -0-      -0-       25,000     5,495       70,077

Kenneth J. Bruno,                               1995   $177,000     $88,500     -0-      -0-       25,000    $3,000       $6,147
  Executive Vice President                      1994    165,000      24,750     -0-      -0-       25,000     7,590        4,090
                                                1993    150,000      22,500     -0-      -0-       25,000     3,450       23,976

R. Michael Conley                               1995   $135,000     $67,500     -0-      -0-       17,500    $3,000       $5,377
  Secretary                                     1994   $110,000     $16,500     -0-      -0-       17,500     5,060        4,725
                                                1993     90,000     $13,500     -0-      -0-       17,500     2,070       17,153


(1) The amounts listed in this column represent the Company's contributions under its Profit Sharing Plan.
(2) The amounts listed in this column represent the amounts accrued by the Company under Employment and Deferred Compensation Agreements to provide future deferred compensation benefits for its executives.

                       COMPENSATION COMMITTEE REPORT

          The Compensation Committee of the Company, whose members are listed below, is composed entirely of non-employee Directors. The Committee reviews and approves all compensation arrangements for executive officers and, in that regard, has developed compensation policies for the executives which seek to enhance the profitability of the Company with an appropriate balance between long-term and short-term profitability goals and to assure the ability of the Company to attract and retain executive employees with competitive compensation. Actions by the Committee are reported to the Board and, in appropriate cases, ratified by the Board prior to implementation.

          The compensation program of the Company seeks specifically to motivate the executives of the Company to achieve objectives which benefit the Company within their respective areas of responsibility, with particular emphasis on continued growth in revenues, expense control, operating efficiency, and the ultimate realization of profits for the Company, approximately equal weight being given to each of these criteria in evaluating performance.

          The Company has sought to align the interests of the executives with the interests of the shareholders through a stock option plan, a restricted stock bonus plan, and an incentive bonus plan based on the Company's profitability.

          Base salary levels for the Company's executive officers, including the Chief Executive Officer, are set so that the overall cash compensation package for executive officers, including bonus opportunity, compares favorably to companies with which the Company competes for executive talent. In determining salaries, the Compensation Committee also takes into account a number of factors, which primarily include individual experience and performance, the officer's level of responsibility, the cost of living and historical salary levels. The measures of individual performance considered include, to the extent applicable to an individual executive officer, a number of quantitative and qualitative factors such as the Company's historical and recent financial performance, the individual's achievement of particular nonfinancial goals within his or her responsibility, and other contributions made by the officer to the Company's success. The Compensation Committee has not found it practicable to, and has not attempted to, assign relative weights to the specific factors considered in determining base salary levels, and the specific factors used may vary among officers. As is typical for most companies, payment of base salary amounts generally is not conditioned upon the achievement of any specific, pre-determined performance targets.

          In addition to base salary, each executive, including the CEO, may earn an incentive equal to approximately 50% of base pay under the Company's incentive bonus plan under which bonuses are based on the degree to which the Company achieves earnings per share objectives established by the Committee at the beginning of each year. Except for the incentive bonus program, the compensation policies of the Company are general and subjective both as to salary and as to the other components of the compensation program.

          The Company's compensation program also includes benefits typically offered to executives of similar businesses to promote management stability, consisting of a profit sharing plan, deferred compensation agreements and control change agreements.

          The fiscal 1995 compensation of Ronald G. Bruno, the Company's Chief Executive Officer, was based on factors applicable to the Company's executive officers, discussed above, as well as certain subjective factors, including the leadership provided by him in his role as CEO. The salaries of all of the executives are set based on a review of salaries paid by other retail supermarket chains of a similar size to that of the Company for executives of similar experience and skills. It uses compensation surveys of supermarket retailers as a competitive reference but does not determine its compensation practices according to survey salaries.

          Legislation enacted in 1993 imposes new limits on the tax deductibility of executive compensation. The Committee's policy is to maximize the tax deductibility of executive compensation to the extent consistent with its responsibility to effectively compensate executives based on performance.

Compensation Committee (as of July 1, 1995)

          Richard Cohn
          Bart Starr
          Judy Merritt

Stock Option Grants

          The Company maintains an Employee Incentive Stock Option Plan for its employees. Options granted to employees under the Employee Incentive Stock Option Plan vested as a result of the Merger. The following table shows information concerning options to purchase Common Stock granted with respect to fiscal 1995 to the named executive officers pursuant to the Company's Employee Incentive Stock Option Plan.

                     Option Grants in Last Fiscal Year

                                                                      Potential Realizable Value
                                                                       at Assumed Annual Rates
                                 % of Total                               of Stock Price
                                  Options                                Appreciation for
                                 Granted to                               Option Terms(2)
                                 Employees    Excercise or               ----------------------
                    Options         in        Base Price    Expiration
     Name        Granted(#)(1)  Fiscal Year    ($/Share)       Date       5%($)        10%($)
---------------- -------------  -----------   ------------  ----------   ---------   ----------
Ronald Bruno          50,000      11.09%        $9.375       2/9/05      $295,000    $747,000
Paul F. Garrison      25,000       5.55%        $9.375       2/9/05       147,000     374,000
Glenn J. Griffin      25,000       5.55%        $9.375       2/9/05       147,000     374,000
Kenneth J. Bruno      25,000       5.55%        $9.375       2/9/05       147,000     374,000
R. Michael Conley     17,500       3.88%        $9.375       2/9/05       103,000     261,000


(1) All options outstanding were issued under the Company's Employee Incentive Stock Option Plan.
(2) Based upon the market price on the date of grant and an annual appreciation at the rate stated of such market price through the expiration date of such options. The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the Company's stock price. The Company did not use an alternative formula for a grant date valuation, as the Company is not aware of any formula which will determine with reasonable accuracy a present value based on future unknown or volatile factors.

Aggregated Option Exercises and Option Values

          The following table shows information concerning the exercise of stock options during fiscal year 1995 by each of the named executive officers and the fiscal year-end value of unexercised options. No options were exercised by the named executive officers during the 1995 fiscal year.

    Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                                                                                                     Value of         Value of
                                                                 Number of           Number of      Unexercised      Unexercised
                             Shares                             Unexercised         Unexercised     In-the-Money     In-the-Money
                            Acquired        Value               Options at          Options at       Options at       Options at
                           on Exercise     Realized             FY-End (#)          FY-End (#)       FY-End ($)       FY-End ($)
     Name                   (Number)      (Dollars)           Exercisable(1)     Unexercisable(1)    Exercisable     Unexercisable
-----------------          -----------     --------           --------------     ----------------    -----------     --------------
Ronald Bruno                 0                0                  62,486               87,514          $226,000         $255,000
Paul F. Garrison             0                0                  50,000               25,000           184,000           56,000
Glenn J. Griffin             0                0                  50,000               25,000           184,000           56,000
Kenneth J. Bruno             0                0                  50,000               25,000           184,000           56,000
R. Michael Conley            0                0                  35,000               17,500           129,000           39,000

(1) All options outstanding were issued under the Company's Employee Incentive Stock Option Plan.

Profit Sharing and 401(k) Retirement Plan

          The Company maintains a profit sharing and deferred retirement plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. All employees who are not eligible to participate in a union-sponsored or co-sponsored qualified retirement plan will participate after one year of service and attainment of age 21.

          A separate salary reduction account and matching employer contribution account are maintained for each plan participant. Participants make contributions to their salary reduction account on a payroll deduction basis. The Company makes matching contributions, on a dollar-for-dollar basis, up to two percent (2%) of compensation, to the employee's matching employer contribution account. The

Company may also make contributions to the employees' discretionary contribution account on a discretionary basis in an amount determined annually by the Board of Directors.

          All contributions are paid to AmSouth Bank of Alabama, N.A., as Trustee, to hold, invest and reinvest the funds. All accounts are vested at death, retirement or disability. Upon termination of service, discretionary accounts are not vested until the fifth year of service. Subject to certain time and amount restrictions and tax penalties, participants may make early withdrawals from their salary reduction accounts. The total of employer and employee contributions for each participant, annually, cannot exceed the lesser of 25% of compensation or $30,000.

          A participant will be entitled to receive a distribution of his vested accounts upon termination of employment, including retirement, disability or death. Payment will be made in the form of either a lump sum or installments paid over a period of 15 years. A participant's interest in the Company's discretionary contributions begins to vest in the fourth year and becomes 100% vested after the participant completes five (5) years of service or upon death, disability or normal retirement. All other contributions (whether made by the Company or the participant) are fully vested at all times.

Other Agreements with Officers and Directors

     The five executive officers of the Company during the fiscal year ended July 1, 1995, Ronald G. Bruno, Paul F. Garrison, Glenn J. Griffin, Kenneth J. Bruno, and R. Michael Conley (the "Executive Officers"), along with 14 other employees of the Company, are parties to Employment Continuity Agreements (the "Employment Continuity Agreements") with the Company which provide for lump sum cash payments equal to three times, in the case of Ronald G. Bruno, two times, in the case of the other Executive Officers, and one time, in the case of the other employees, the sum of his annual base salary at the time of termination, plus his incentive compensation bonus for the year preceding termination. Benefits under the Employment Continuity Agreements are payable if a covered employee's employment is terminated by the employee for "good reason" or by the Company without "cause" within one year following a "change of control."

     The Executive Officers are also parties to Employment and Deferred Compensation Agreements (the "Deferred Compensation Agreements") with the Company. The Deferred Compensation Agreements provide for monthly payments of retirement benefits to such persons equal to 5% of the average annual compensation for the three fiscal years ended immediately prior to the initial payment date for a period of 180 months upon the earlier of retirement after age 65, retirement after 25 years of service, disability, death or the occurrence of an event which would entitle the employee to receive benefits under his Employment Continuity Agreement.

     Paul F. Garrison, Glenn J. Griffin and R. Michael Conley have continued in the employ of the Company following the Merger in order to accomplish in an orderly fashion the transition of ownership of the Company contemplated by the Merger Agreement. Ronald G. Bruno remained in the employ of the Company after the Merger until the appointment of William J. Bolton as Chief Executive Officer. Kenneth J. Bruno resigned in late September 1995. In general, if any such employee remains in the employ of the Company for at least one year following the August 18, 1995 (or such shorter period as may be determined by the Board of Directors of the Company following the Merger), such employee will be entitled to receive, on the earlier of (i) the thirtieth day after such employee's replacement has commenced employment and (ii) one year following August 18, 1995 (the "Date of Payment"), any amounts that would have been payable to him under the terms of his Employment Continuity Agreement as of the end of the fiscal year ending on July 1, 1995 if he had been terminated by the Company without Good Cause (as defined in the Employment Continuity Agreement) together with the retirement benefit that would have been payable to him under the terms of the relevant Deferred Compensation Agreement; provided that commencing on August 18, 1995 and continuing during the post-Merger employment period with respect to the remaining Executive Officers, each of such Executive Officers shall receive from the Company a monthly salary based on 13 pay periods equal to the total base salary and bonus to which such employee was entitled for the fiscal year ended July 1, 1995, divided by 13 (provided that no further bonus or incentive compensation shall be payable for such periods). In connection with its approval of the Merger, the Board of Directors of the Company has approved the payment to the Executive Officers of a lump sum payment, on termination of employment, of the benefits payable under the Deferred Compensation Agreements based on a discount rate of 8% per annum.

     The following table reflects the estimated value of the payments, based upon certain assumptions with respect to annual compensation, to which the Executive Officers will be entitled under the Employment Continuity Agreements and the Deferred Compensation Agreements as of the end of the fiscal year ended July 1, 1995 and the stock options which vested as a consequence of the Merger.

                             Employment      Deferred      Value of Options
      Name                   Continuity   Compensation(1)     to Vest
      ----                   ----------   ---------------- ----------------
Ronald G. Bruno . . . . .     $895,000    $2,077,000         $255,000

Paul F. Garrison  . . . .      818,000     1,813,000           56,000

Glenn J. Griffin  . . . .      722,000     1,628,000           56,000

Kenneth J. Bruno  . . . .      257,000     1,102,000           56,000

R. Michael Conley . . . .      405,000       759,000           39,000
_____________________

(1) Present value of 180 month payout based on a discount rate of 8% per annum.

     The estimated total amount of all such payments to Executive Officers is $10,746,000.

     Shares of Bruno's Common Stock held by officers and Directors of the Company on the date of the Merger were converted into the right to receive the same consideration as shares of Bruno's Common Stock held by other shareholders. Company stock options held by officers and Directors of the Company were treated in the same manner as Company stock options held by other shareholders, except that no such officers of Directors were entitled to a cash payment of the excess of $12.00 over the exercise price per share subject to such Company stock option.

     Company stock options held by the five Directors of the Company at the time of the Merger who were not employed by the Company (Benny M. LaRussa, Jr., Richard Cohn, Judy M. Merritt, J. Mason Davis, Jr. and Bart Starr), which had not as yet vested, vested as a result of the Merger, providing a benefit above the exercise price of those options of approximately $77,500 to each of such non-employee Directors for an aggregate gain of approximately $387,500.

     Pursuant to the Merger Agreement, the Company agreed for six years after August 18, 1995 to indemnify all former Directors and officers of the Company and its subsidiaries and, subject to certain limitations, maintain for six years the directors' and officers' insurance and indemnification policy in effect on the date of the Merger.

Employment Contract with William Bolton

          On August 21, 1995, William J. Bolton succeeded Ronald G. Bruno as the Company's Chairman and Chief Executive Officer. The Company and Mr. Bolton have entered into an employment agreement pursuant to which Mr.
Bolton will (i) receive a signing bonus of $300,000, (ii) receive an annual base salary of $400,000 for three years commencing on September 1, 1995,
(iii) receive an annual bonus, subject to the attainment of certain performance goals, in an amount not to exceed 100% of his base salary, (iv) purchase $1,000,000 of Bruno's Common Stock at $12.00 per share, to be partially funded by a loan from the Company, (v) participate in incentive compensation plans of the Company and (vi) receive relocation expenses.
The Company has also agreed to grant Mr. Bolton options to purchase, at a price of $12.00 per share, up to 250,000 shares of Bruno's Common Stock, which shall become exercisable at a rate of 20% per year, subject, with respect to half of such options, to the attainment of certain annual and cumulative performance goals.

Compensation of Directors

          During the fiscal year ended July 1, 1995, the Company paid each non-employee director of the Company a director's fee of $2,500 per quarter plus $1,000 for each Board of Directors and Committee meeting attended.
The Audit Committee and the Compensation Committee are the only committees of the Board of Directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 26, 1995, by
(i) each director, (ii) the chief executive officers and each of the other most highly compensated executive officers of the Company, (iii) all executive officers and directors as a group and (iv) the Company's principal stockholders. Other than as set forth in the table below, there are no persons known to the Company to beneficially own more than 5% of the Common Stock.

   Name and Address        Amount & Nature of      Percentage of
 of Beneficial Owner       Beneficial Ownership    Common Stock
 -------------------       --------------------    ------------

 KKR Associates  . .            30,833,333(1)(2)        88%
      9 West 57th Street
      New York, NY  10019

 William J. Bolton .                  --- (3)           -----
      P.O. Box 2486
      Birmingham, AL 35201

 Paul F. Garrison  .                 5,388(4)              *
      P.O. Box 2486
      Birmingham, AL 35201

 Glenn J. Griffin  .                 6,772(5)              *
      P.O. Box 2486
      Birmingham, AL 35201

 R. Michael Conley .                 3,197                 *
      P.O. Box 2486
      Birmingham, AL 35201

 Henry R. Kravis . .                -----               -----
      9 West 57th Street
      New York, NY 10019

 George R. Roberts .                -----               -----
      2800 Sand Hill Road
      Suite 200
      Menlo Park, CA 94025

 Paul E. Raether . .                -----               -----
      9 West 57th Street
      New York, NY 10019

 James H. Greene, Jr.               -----               -----
      2800 Sand Hill Road
      Suite 200
      Menlo Park, CA 94025

 Ronald G. Bruno . .               92,787(6)              *
      Two Perimeter Park South
      Suite 300 East
      B'ham, AL 35243

   Name and Address        Amount & Nature of      Percentage of
 of Beneficial Owner       Beneficial Ownership    Common Stock
 -------------------       --------------------    ------------


 Robert G. Tobin                    -----               -----
      1385 Hancock Street
      Quincy, MA 02169

 Nils P. Brous . . .                -----               -----
      9 West 57th Street
      New York, NY 10019

 All executive officers and        108,144               *
   directors as a group (11
   persons)  . . . . . . . .
___________________________
*    Owns less than 1% of the total outstanding Common Stock.

(1) Shares of Common Stock shown as owned by KKR Associates are owned of record by limited partnerships affiliated with KKR (the "Common Stock Partnerships") of which KKR Associates is the sole general partner and as to which it possesses sole voting and investment power. Messrs. Kravis, Roberts, Raether and Green (all of whom are directors of the Company) and Robert I. MacDonnell, Michael W. Michelson, Saul A. Fox, Michael T. Tokarz, Perry Golkin, Clifton S. Robbins, Scott M. Stuart and Edward A. Gilhuly, as the general partners of KKR Associates, may be deemed to share beneficial ownership of such shares. Nils Brous is a limited partner of KKR Associates. Robert G. Tobin is a limited partner of one of the Common Stock Partnerships. Each of these individuals disclaims beneficial ownership of any shares owned by KKR Associates.

(2) Includes 10 million shares that will be issued by the Company upon exercise of the Warrants.

(3)  See "Employment Contract with William Bolton."

(4) Includes 2,422 shares owned directly by Paul F. Garrison, 59 shares held jointly with his wife, and 782 shares owned by his wife.

(5) Includes 4,580 shares owned directly by Glenn J. Griffin, 45 shares owned by his wife, and 22 shares held as custodian for minors.

(6) Includes 31,892 shares owned directly by Ronald G. Bruno, 284 shares owned jointly with his wife, 177 shares owned by his wife, 206 shares held as a Trustee for his minor son, 5,668 shares held as co-executor of the Estate of Angelo Bruno, and 50,310 shares held as co-trustee for various family members.


Item 13.  Certain Relationships and Related Transactions

          KKR will render during the current fiscal year management, consulting and financial services to the Company and its subsidiaries for fees that have not yet been determined. Such fee will be no less favorable than that which could be obtained for comparable services from unaffiliated third parties. Messrs. Kravis, Roberts, Raether and Greene are general partners of KKR and Mr. Brous is an executive of KKR.

          The Common Stock Partnerships hold an aggregate of 20,833,333 million shares of Common Stock as well as Warrants to acquire 10 million additional shares to be issued upon exercise of the Warrants. These shares of Common Stock and the Warrants were acquired in connection with the Merger on August 18, 1995 in exchange for shares of stock of Crimson Acquisition Corp. owned by the Common Stock Partnerships. The Warrants are exercisable at a price of $12.00 per share, subject to adjustment. The general partner of the Common Stock Partnerships is KKR Associates, a New York limited partnership of which Henry R. Kravis, George R. Roberts, Paul E. Raether, Robert I. MacDonnell, Michael W. Michelson, Saul A. Fox, James H. Greene, Jr., Michael T. Tokarz, Perry Golkin, Clifton S. Robbins, Scott H. Stuart and Edward A. Gilhuly are the general partners. KKR Associates has sole voting and investment power with respect to such shares.

          The Common Stock Partnerships have the right, under certain circumstances and subject to certain conditions, to require the Company to register under the Securities Act of 1933, as amended, shares of Common Stock and Warrants held by them. The Common Stock Partnerships have both demand and "piggyback" registration rights. Under the agreements providing for registration rights, the Company will pay all expenses in connection with any such registration. The Company expects to grant certain senior managers certain "piggyback" registration rights with respect to certain shares of Common Stock to be acquired by such senior managers.

          Joseph S. Bruno, the former Chairman Emeritus of the Company, is a director of Big B, Inc., as is Richard Cohn, a former director of the Company. During the fiscal year ended July 1, 1995, the Company received lease payments of $524,000 under standard commercial leases relating to 16 locations. Future minimum lease payments under operating leases having initial or non-cancelable lease terms in excess of one year payable to the Company by Big B, Inc. are $2,900,000.

          During the fiscal year ended July 1, 1995, the Company purchased $342,277 of inventory from C&M Food Distributors, Inc., a corporation which is owned by Benny M. LaRussa, Jr., a former director of the Company, and his children.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following is an index of the financial statements, schedules and exhibits included in this Report or Incorporated herein by reference:

(a)  1.   Financial Statements:

     Consolidated Balance Sheets as of July 1, 1995 and July 2, 1994.

     Consolidated Statements of Income for Fiscal Years Ended July 1, 1995, July 2, 1994 and July 3, 1993.

     Consolidated Statements of Shareholders' Investment for Fiscal Years Ended July 1, 1995, July 2, 1994 and July 3, 1993.

     Consolidated Statements of Cash Flows for Fiscal Years Ended July 1, 1995, July 2, 1994 and July 3, 1993.

     Notes to Consolidated Financial Statements

     Report of Independent Public Accountants

     Management's Report

     Unaudited Quarterly Financial Data


     2.   Schedules to Financial Statements

             None


     3.   Exhibits

   The following is an index of the exhibits included in this Annual Report on Form 10-K or incorporated herein by reference:

2.1 Agreement and Plan of Merger dated as of April 20, 1995 between Crimson Acquisition Corp. and Bruno's, Inc., as amended on May 18, 1995 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 27, 1995 and Exhibit 10.1 to the Current Report on Form 8-K/A dated May 18, 1995).

3.1       Amended and Restated Articles of Incorporation of the Company.

3.2       By-Laws of the Company.

4.1 Indenture, dated as of August 18, 1995, between the Company and Marine Midland Bank, as Trustee (incorporated by reference to
          Exhibit 4.2 to the Current Report on Form 8-K/A dated August 24,
          1995).

4.2 First Supplemental Indenture, dated as of August 18, 1995, between the Issuer and Marine Midland Bank, as Trustee, relating to the issuance and sale of $400,000,000 aggregate principal amount of 10-1/2% Senior Subordinated Notes due 2005 (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K/A dated August 24,
          1995).

4.3 Warrant, dated August 18, 1995, to purchase 9,917,400 shares of Common Stock of the Company.

4.4 Warrant, dated August 18, 1995, to purchase 82,600 shares of Common Stock of the Company.

4.5 Registration Rights Agreement, dated August 18, 1995, among Crimson Acquisition Corp., Crimson Associates, L.P. and KKR Partners II, L.P.

10.1 Amended and Restated Group Term Life Insurance Plan of Bruno's, Inc., dated March 15, 1984 (incorporated by reference to Exhibit 10(h) of the Company's Annual Report on Form 10-K, dated August 27, 1985).

10.2 Second Amended and Restated Bruno's, Inc. Employee Stock Option Plan dated October 20, 1989 (incorporated by reference to Exhibit 28 of Amendment No. 2 to the Form S-8 Registration Statement (No. 2-81642) of the Company).

10.3 Bruno's, Inc. Profit Sharing Retirement Plan (incorporated by reference to Exhibit 10(h) of the Company's Annual Report on Form 10-K, dated August 9, 1989).

10.4 Form of Restricted Stock Bonus Plan of Bruno's, Inc. (incorporated by reference to Exhibit 10(o) of the Company's Annual Report on Form 10-K, dated September 30, 1988).

10.5 Joint Venture Agreement for PM Associates between SSS Enterprises, Inc. and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.2 to Form S-1 (No. 33-12239) of Piggly Wiggly Southern, Inc.).

10.6 Note Purchase Agreement dated as of September 1, 1993, between the Company and the various purchasers listed on annex 1 thereto (incorporated by reference to Exhibit 10(r) to the Company's Annual Report on Form 10-K, dated September 29, 1993).

10.7 Bruno's Inc. Employee Incentive Stock Option Plan, approved by the Company's Board of Directors on May 6, 1993 (incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K, dated September 29, 1993).

10.8 Employment and Deferred Compensation Agreement, dated July 22, 1994, between the Company and Ronald G. Bruno (incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K, dated September 29, 1994).

10.9 Employment and Deferred Compensation Agreement, dated July 22, 1994, between the Company and Paul F. Garrison (incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K, dated September 29, 1994).

10.10 Employment and Deferred Compensation Agreement, dated July 22, 1994, between the Company and Glenn J. Griffin (incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K, dated September 29, 1994).

10.11 Employment and Deferred Compensation Agreement, dated July 22, 1994, between the Company and Kenneth J. Bruno (incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K, dated September 29, 1994).

10.12 Employment and Deferred Compensation Agreement, dated July 22, 1994, between the Company and R. Michael Conley (incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K, dated September 29, 1994).

10.13 Employment Continuity Agreement, dated July 22, 1994, between the Company and Ronald G. Bruno (incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K, dated September 29, 1994).

10.14 Employment Continuity Agreement, dated July 22, 1994, between the Company and Paul F. Garrison (incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K, dated September 29, 1994).

10.15 Employment Continuity Agreement, dated July 22, 1994, between the Company and Glenn J. Griffin (incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K, dated September 29, 1994).

10.16 Employment Continuity Agreement, dated July 22, 1994, between the Company and Kenneth J. Bruno (incorporated by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K, dated September 29, 1994).

10.17 Employment Continuity Agreement, dated July 22, 1994, between the Company and R. Michael Conley (incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K, dated September 29, 1994).

10.18 Credit Agreement, dated as of August 18, 1995, among the Issuer, the several lenders from time to time parties thereto and Chemical Bank, as Administrative Agent (incorporated by reference to Exhibit
        10.1 to the Current Report on Form 8-K/A dated August 24, 1995).

10.19 Amendment to 1994 Employment and Deferred Compensation Agreement, dated June 9, 1995, by and between the Company and Ronald G. Bruno (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 22, 1995).

10.20 Amendment to 1994 Employment and Deferred Compensation Agreement, dated June 9, 1995, by and between the Company and Paul F. Garrison (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated June 22, 1995).

10.21 Amendment to 1994 Employment and Deferred Compensation Agreement, dated June 9, 1995, by and between the Company and Glenn J. Griffin (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated June 22, 1995).

10.22 Amendment to 1994 Employment and Deferred Compensation Agreement, dated June 9, 1995, by and between the Company and Kenneth J. Bruno (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated June 22, 1995).

10.23 Amendment to 1994 Employment and Deferred Compensation Agreement, dated June 9, 1995, by and between the Company and R. Michael Conley (incorporated by reference to Exhibit 10.5 ot the Current Report on Form 8-K dated June 22, 1995).

10.24 Amendment to Employment Continuity Agreement, dated June 9, 1995, by and between the Company and Ronald G. Bruno (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K dated June 22, 1995).

10.25 Amendment to Employment Continuity Agreement, dated June 9, 1995, by and between the Company and Paul F. Garrison (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K dated June 22, 1995).

10.26 Amendment to Employment Continuity Agreement, dated June 9, 1995, by and between the Company and Glenn J. Griffin (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K dated June 22, 1995).

10.27 Amendment to Employment Continuity Agreement, dated June 9, 1995, by and between the Company and Kenneth J. Bruno (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K dated June 22, 1995).

10.28 Amendment to Employment Continuity Agreement, dated June 9, 1995, by and between the Company and R. Michael Conley (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K dated June 22, 1995).

10.29 Employment Agreement, dated August 21, 1995, between the Company and William J. Bolton.

16      Letter re Change in Certifying Accountant.

22      List of Subsidiaries.

23      Consent of Arthur Andersen LLP.

27      Financial Data Schedule.

(b)  Reports on Form 8-K:

     During the quarter ended July 1, 1995, the following reports on Form 8-K were filed by the Company:

     Current Report on Form 8-K dated April 27, 1995, as amended by the
       Current Report on Form 8-K/A dated May 30, 1995 (execution of the Merger Agreement and the First Amendment thereto).

     Current Report on Form 8-K dated May 18, 1995 (extension of the Merger
       Agreement diligence period).

     Current Report on Form 8-K dated June 12, 1995, as amended by each of the Current Reports on Form 8-K/A dated July 17, 1995 and August 14, 1995 (post-Merger pro forma financial statements).

     Current Report on Form 8-K dated June 22, 1995 (amendments to executive compensation agreements).

     Current Report on Form 8-K dated July 28, 1995 (announcement of the
       Merger, delisting of Common Stock, employment of William J. Bolton).

                                 SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bruno's, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       BRUNO'S, INC.
                       (Registrant)



                       By WILLIAM J. BOLTON
                          ---------------------------------
                         (William J. Bolton,
                         Chairman of the Board and
                         Chief Executive Officer)



                       By GLENN J. GRIFFIN
                          ---------------------------------
                         (Glenn J. Griffin,
                         Executive Vice President, Chief Financial Officer, Treasurer, Assistant Secretary and Director (Principal Financial and Accounting Officer)



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


               Signature                Capacity                   Date
             -------------            ------------                ------



          WILLIAM J. BOLTON        Director, Chairman of        Sept. 28, 1995
        ------------------------   the Board and President
         (William J. Bolton)       (Principal Executive Officer)



          HENRY R. KRAVIS          Director                     Sept. 28, 1995
        ------------------------
         (Henry R. Kravis)



          GEORGE R. ROBERTS        Director                     Sept. 28, 1995
        ------------------------
         (George R. Roberts)



          PAUL E. RAETHER          Director                     Sept. 28, 1995
        ------------------------
         (Paul E. Raether)

               Signature                Capacity                   Date
             -------------            ------------                ------


          JAMES H. GREENE, JR.     Director                    Sept. 28, 1995
        ------------------------
         (James H. Greene, Jr.)


          NILS P. BROUS            Director                    Sept. 28, 1995
        ------------------------
         (Nils P. Brous)


          RONALD G. BRUNO          Director                    Sept. 28, 1995
        ------------------------
         (Ronald G. Bruno)


          ROBERT G. TOBIN          Director                    Sept. 28, 1995
        ------------------------
         (Robert G. Tobin)


          PAUL F. GARRISON         President and               Sept. 28, 1995
        ------------------------   Chief Operating Officer
         (Paul F. Garrison)



          GLENN J. GRIFFIN         Executive Vice President,   Sept. 28, 1995
        ------------------------   Chief Financial Officer,
         (Glenn J. Griffin)        Treasurer and Assistant
                                   Secretary (Principal
                                   Financial and
                                   Accounting Officer)


          R. MICHAEL CONLEY        Secretary and               Sept. 28, 1995
        ------------------------   General Counsel
         (R. Michael Conley)

                                      EXHIBIT INDEX
                                      -------------
EXHIBIT
  NO.     DESCRIPTION
-------   ------------


2.1 Agreement and Plan of Merger dated as of April 20, 1995 between Crimson Acquisition Corp. and Bruno's, Inc., as amended on May 18, 1995 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 27, 1995 and Exhibit 10.1 to the Current Report on Form 8-K/A dated May 18, 1995).

3.1     Amended and Restated Articles of Incorporation of the Company.

3.2     By-Laws of the Company.

4.1 Indenture, dated as of August 18, 1995, between the Company and Marine Midland Bank, as Trustee (incorporated by reference to
        Exhibit 4.2 to the Current Report on Form 8-K/A dated August 24,
        1995).

4.2 First Supplemental Indenture, dated as of August 18, 1995, between the Issuer and Marine Midland Bank, as Trustee, relating to the issuance and sale of $400,000,000 aggregate principal amount of 10-1/2% Senior Subordinated Notes due 2005 (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K/A dated August 24,
        1995).

4.3 Warrant, dated August 18, 1995, to purchase 9,917,400 shares of Common Stock of the Company.

4.4 Warrant, dated August 18, 1995, to purchase 82,600 shares of Common Stock of the Company.

4.5 Registration Rights Agreement, dated August 18, 1995, among Crimson Acquisition Corp., Crimson Associates, L.P. and KKR Partners II, L.P.

10.1 Amended and Restated Group Term Life Insurance Plan of Bruno's, Inc., dated March 15, 1984 (incorporated by reference to Exhibit 10(h) of the Company's Annual Report on Form 10-K, dated August 27, 1985).

10.2 Second Amended and Restated Bruno's, Inc. Employee Stock Option Plan dated October 20, 1989 (incorporated by reference to Exhibit 28 of Amendment No. 2 to the Form S-8 Registration Statement (No. 2-81642) of the Company).

10.3 Bruno's, Inc. Profit Sharing Retirement Plan (incorporated by reference to Exhibit 10(h) of the Company's Annual Report on Form 10-K, dated August 9, 1989).

10.4 Form of Restricted Stock Bonus Plan of Bruno's, Inc. (incorporated by reference to Exhibit 10(o) of the Company's Annual Report on Form 10-K, dated September 30, 1988).

10.5 Joint Venture Agreement for PM Associates between SSS Enterprises, Inc. and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.2 to Form S-1 (No. 33-12239) of Piggly Wiggly Southern, Inc.).

10.6 Note Purchase Agreement dated as of September 1, 1993, between the Company and the various purchasers listed on annex 1 thereto (incorporated by reference to Exhibit 10(r) to the Company's Annual Report on Form 10-K, dated September 29, 1993).

10.7 Bruno's Inc. Employee Incentive Stock Option Plan, approved by the Company's Board of Directors on May 6, 1993 (incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K, dated September 29, 1993).

                                      EXHIBIT INDEX
                                      -------------
EXHIBIT
  NO.     DESCRIPTION
-------   ------------

10.8 Employment and Deferred Compensation Agreement, dated July 22, 1994, between the Company and Ronald G. Bruno (incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K, dated September 29, 1994).

10.9 Employment and Deferred Compensation Agreement, dated July 22, 1994, between the Company and Paul F. Garrison (incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K, dated September 29, 1994).

10.10 Employment and Deferred Compensation Agreement, dated July 22, 1994, between the Company and Glenn J. Griffin (incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K, dated September 29, 1994).

10.11 Employment and Deferred Compensation Agreement, dated July 22, 1994, between the Company and Kenneth J. Bruno (incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K, dated September 29, 1994).

10.12 Employment and Deferred Compensation Agreement, dated July 22, 1994, between the Company and R. Michael Conley (incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K, dated September 29, 1994).

10.13 Employment Continuity Agreement, dated July 22, 1994, between the Company and Ronald G. Bruno (incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K, dated September 29, 1994).

10.14 Employment Continuity Agreement, dated July 22, 1994, between the Company and Paul F. Garrison (incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K, dated September 29, 1994).

10.15 Employment Continuity Agreement, dated July 22, 1994, between the Company and Glenn J. Griffin (incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K, dated September 29, 1994).

10.16 Employment Continuity Agreement, dated July 22, 1994, between the Company and Kenneth J. Bruno (incorporated by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K, dated September 29, 1994).

10.17 Employment Continuity Agreement, dated July 22, 1994, between the Company and R. Michael Conley (incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K, dated September 29, 1994).

10.18 Credit Agreement, dated as of August 18, 1995, among the Issuer, the several lenders from time to time parties thereto and Chemical Bank, as Administrative Agent (incorporated by reference to Exhibit
        10.1 to the Current Report on Form 8-K/A dated August 24, 1995).

10.19 Amendment to 1994 Employment and Deferred Compensation Agreement, dated June 9, 1995, by and between the Company and Ronald G. Bruno (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 22, 1995).

10.20 Amendement to 1994 Employment and Deferred Compensation Agreement, dated June 9, 1995, by and between the Company and Paul F. Garrison (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated June 22, 1995).

10.21 Amendment to 1994 Employment and Deferred Compensation Agreement, dated June 9, 1995, by and between the Company and Glenn J. Griffin (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated June 22, 1995).

                                      EXHIBIT INDEX
                                      -------------
EXHIBIT
  NO.     DESCRIPTION
-------   ------------

10.22 Amendment to 1994 Employment and Deferred Compensation Agreement, dated June 9, 1994, by and between the Company and Kenneth J. Bruno (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated June 22, 1995).

10.23 Amendment to 1994 Employment and Deferred Compensation Agreement, dated June 9, 1995, by and between the Company and R. Michael Conley (incorporated by reference to Exhibit 10.5 ot the Current Report on Form 8-K dated June 22, 1995).

10.24 Amendment to Employment Continuity Agreement, dated June 9, 1995, by and between the Company and Ronald G. Bruno (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K dated June 22, 1995).

10.25 Amendment to Employment Continuity Agreement, dated June 9, 1995, by and between the Company and Paul F. Garrison (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K dated June 22, 1995).

10.26 Amendment to Employment Continuity Agreement, dated June 9, 1995, by and between the Company and Glenn J. Griffin (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K dated June 22, 1995).

10.27 Amendment to Employment Continuity Agreement, dated June 9, 1995, by and between the Company and Kenneth J. Bruno (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K dated June 22, 1995).

10.28 Amendment to Employment Continuity Agreement, dated June 9, 1995, by and between the Company and R. Michael Conley (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K dated June 22, 1995).

10.29 Employment Agreement, dated August 21, 1995, between the Company and William J. Bolton.

16      Letter re Change in Certifying Accountant.

22      List of Subsidiaries.

23      Consent of Arthur Andersen LLP.

27      Financial Data Schedule.