Form 10-Q
period 1995-09-23
BRUNOS INC
filed 1995-11-01
CIK 14920

FORM 10-Q

		                     SECURITIES AND EXCHANGE COMMISSION
			                         WASHINGTON, D.C. 20549

	                Quarterly Report Under Section 13 or 15 (d) of
		                 The Securities and Exchange Act of 1934


QUARTER ENDED      September 23, 1995        COMMISSION FILE NO. 0-6544

                             				BRUNO'S, INC.

STATE OF INCORPORATION    Alabama          I.R.S. EMPLOYER I.D. NO. 63-0411801

ADDRESS OF PRINCIPAL EXECUTIVE OFFICE (INCLUDING ZIP CODE)

	       800 Lakeshore Parkway, Birmingham, Alabama 35211

REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE

    				205-940-9400


OUTSTANDING COMMON STOCK AS OF September 23, 1995, IS 25,007,015



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                         						Yes     (X)         No      ( )

                             				BRUNO'S, INC.

                             				   Index

                                                             									Page No.

PART I.   FINANCIAL INFORMATION

	  Item 1.   Financial Statements:

		    Condensed Consolidated Balance Sheets at
		    September 23, 1995 and July 1, 1995                                  2

		    Condensed Consolidated Statements of Operations
		    for the Twelve (12) Week Periods Ended
		    September 23, 1995 and September 24, 1994                            3

		    Condensed Consolidated Statements of Cash Flows
		    for the Twelve (12) Week Periods Ended
		    September 23, 1995  and September 24, 1994                           4

		    Notes to Condensed Consolidated Financial Statements                5-6

	  Item 2.   Management's Discussion and Analysis of Financial
		    Condition and Results of Operations                                 7-9


PART II.  OTHER INFORMATION

	  Item 1.   Legal Proceedings                                            10

	  Item 2.   Change in Securities                                         10

	  Item 3.   Defaults Upon Senior Securities                              10

	  Item 4.   Submission of Matters to a Vote of Securityholders           10

	  Item 5.   Other Information                                            10

	  Item 6.   Exhibits and Reports on Form 8-K                             11

BRUNO'S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 23, 1995 AND JULY 1, 1995 (Unaudited)
(In Thousands Except Share and Per Share Amounts)
	                                                						    September 23,        July 1,
							                                                        1995              1995
ASSETS
  Current assets:
    Cash and cash equivalents                               $    19,062      $    25,916
    Receivables                                                  26,981           30,125
    Inventories at LIFO                                         236,124          249,766
    Prepaid expenses                                             11,407            9,527
    Deferred income taxes                                         5,333            9,265
	                                                 						    ------------     ------------
	   Total current assets                                        298,907          324,599
							                                                     ------------     ------------
  Property and equipment, net                                   512,933          516,374
							                                                     ------------     ------------
  Intangibles and other assets, net                              93,754           54,668
							                                                     ------------     ------------
	   Total                                                   $   905,594      $   895,641
							                                                     ============     ============
LIABILITIES AND SHAREHOLDERS' INVESTMENT
  Current liabilities:
    Current maturities of long-term debt and
       capitalized lease obligations                        $    22,400      $     1,900
    Accounts payable                                            121,397          114,661
    Accrued income taxes                                                           1,096
    Accrued payroll and related expenses                         16,994           20,696
    Other accrued expenses                                       47,799           44,826
							                                                     ------------     ------------
	   Total current liabilities                                   208,590          183,179
							                                                     ------------     ------------
  Noncurrent liabilities:
    Long-term debt (Note 3)                                     849,852          200,642
    Capitalized lease obligations                                18,567           18,919
    Deferred income taxes                                        39,828           50,106
    Other noncurrent liabilities                                 14,874           12,981
							                                                     ------------     ------------
	   Total noncurrent liabilities                                923,121          282,648
			                                                 				    ------------     ------------
Contingencies

Shareholders' Investment:
  Common stock (60,000,000 shares authorized, $.01
  par value, 25,007,015 issued and outstanding at
  September 23, 1995; 200,000,000 shares authorized,
  $.01 par value, 78,098,341 issued and outstanding
  at July 1, 1995)                                                  250              781
  Paid-in capital (deficit)                                    (592,097)          42,008
  Treasury stock, cost                                                            (4,679)
  Retained earnings                                             365,730          391,704
			                                                 				    ------------     ------------
	   Total shareholders' investment                             (226,117)         429,814
							                                                     ------------     ------------
	   Total                                                   $   905,594      $   895,641
							                                                     ============     ============

See accompanying notes to condensed consolidated financial statements.

BRUNO'S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE TWELVE WEEK PERIODS ENDED SEPTEMBER 23, 1995
AND SEPTEMBER 24, 1994 (Unaudited)
(In Thousands Except Share and Per Share Amounts)
	                                                						     September 23,    September 24,
								                                                         1995             1994
NET SALES                                                   $   655,180      $   653,621
							                                                     ------------     ------------
COST AND EXPENSES:
  Cost of products sold                                         508,597          497,576
  Store operating, selling and administrative expenses          119,719          120,340
  Merger expenses                                                29,610
  Depreciation and amortization                                  12,897           12,686
  Interest expense, net                                          11,097            4,420
							                                                     ------------     ------------
	   Total cost and expenses                                     681,920          635,022
							                                                     ------------     ------------
	   Income (loss) before provision for income
	     taxes and extraordinary item                              (26,740)          18,599

INCOME TAXES (BENEFIT)                                           (4,506)           7,067
				                                                 			    ------------     ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                         (22,234)          11,532

EXTRAORDINARY ITEM, NET (Note 3)                                 (3,742)
				                                                 			    ------------     ------------
	   Net income (loss)                                       $   (25,976)     $    11,532
							                                                     ============     ============
INCOME (LOSS) PER COMMON SHARE:
  Income before extraordinary item                          $     (0.40)     $      0.15
  Extraordinary item, net                                         (0.07)
							                                                     ------------     ------------
NET INCOME (LOSS) PER SHARE                                 $     (0.47)     $      0.15
							                                                     ============     ============
CASH DIVIDENDS PER COMMON SHARE                             $                $      0.065
							                                                     ============     ============

See accompanying notes to condensed consolidated financial statements.

BRUNO'S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWELVE WEEK PERIODS ENDED SEPTEMBER 23, 1995
AND SEPTEMBER 24, 1994 (Unaudited)
(In Thousands)
                                                 							    September 23,    September 24,
							                                                         	1995              1994
OPERATING ACTIVITIES:
  Net income (loss)                                         $   (25,976)     $    11,532
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Extraordinary item, net                                     3,742
      Depreciation and amortization                              12,897           12,686
      LIFO provision                                              1,566              615
      Change in assets and liabilities                           15,292          (22,995)
							                                                     ------------     ------------
	   Total adjustments                                            33,497           (9,694)
							                                                     ------------     ------------
       Net cash provided by operating activities                  7,521            1,838
							                                                     ------------     ------------
INVESTING ACTIVITIES:
  Proceeds from sale of property                                                  17,875
  Purchase of property and equipment                             (9,156)         (10,933)
							                                                     ------------     ------------
       Net cash provided by (used in) investing activities       (9,156)           6,942
							                                                     ------------     ------------
FINANCING ACTIVITIES:
  Proceeds from issuance of term loan facilities                470,000
  Proceeds from issuance of senior subordinated notes           400,000
  Debt issuance costs                                           (40,880)
  Redemption of common stock                                   (879,956)
  Reductions of long-term debt                                 (204,383)         (26,874)
  Capital contribution                                          250,000
  Purchase of treasury stock                                                      (4,679)
  Dividends paid                                                                  (5,076)
							                                                     ------------     ------------
       Net cash used in financing activities                     (5,219)         (31,553)
							                                                     ------------     ------------
NET DECREASE IN CASH                                             (6,854)         (27,849)

CASH, BEGINNING OF PERIOD                                        25,916           30,259
			                                                 				    ------------     ------------
CASH, END OF PERIOD                                         $    19,062      $     2,410
							                                                     ============     ============

See accompanying notes to condensed consolidated financial statements.

BRUNO'S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 23, 1995 AND SEPTEMBER 24, 1994


1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements include the accounts of Bruno's, Inc. and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

      In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the consolidated financial position and results of operations of the Company for the interim periods. The results of operations of the Company for the twelve (12) weeks ended September 23, 1995, are not necessarily indicative of the results which may be expected for the entire year.


2.    MERGER

      On August 18, 1995, Crimson Acquisition Corp. ("Crimson") merged with and into the Company with the Company continuing as the surviving corporation (the "Merger"). Crimson is a wholly-owned subsidiary of Crimson Associates, LP ("Crimson Associates"), which is a partnership organized by Kohlberg, Kravis, Roberts & Co., L.P. ("KKR"). Upon consummation of the Merger, Crimson received 83.33% of the Company's common stock and 16.67% was retained by the shareholders at the time of the Merger. Crimson also received warrants to purchase up to an additional 10 million of the Company's shares of common stock. The Merger was accounted for as a recapitalization which resulted in a charge to equity of $879,956 to reflect the redemption of common stock. See additional description of the financing of the Merger in Note 3 below.


3.    FINANCING ARRANGEMENTS

      The Company financed the Merger with proceeds from term loans of $470,000, debt securities of $400,000, and an equity contribution by Crimson Associates of $250,000. These proceeds were utilized to redeem common stock for $879,956, repay historical debt of $200,000, and pay fees and expenses related to the Merger. Of the total fees and expenses, $15,276 was paid to KKR.

      At September 23, 1995, long-term debt consists of the following:

	Term loans under senior secured credit facilities,
	  ("Term Loans") maturing at various dates through
	  February, 2005. Interest rates range from 8.44% to 10.0%     $ 470,000
	Senior subordinated notes at 10.5%, maturing in
	  August, 2005.                                                  400,000
	Capitalized lease obligations                                     20,093
	Other borrowings                                                     726
                                                 								       ---------
									                                                         890,819
	Less current maturities                                           22,400
								                                                        ---------
	     Total                                                     $ 868,419
								                                                        =========



      In connection with the early extinguishment of the historical debt of $200,000, the Company terminated an interest rate swap agreement with a commercial bank, resulting in a $5,504 loss. The Company also wrote off related debt acquisition costs of $532. These amounts are reflected as an extraordinary item, net of applicable taxes, in the statement of operations for the twelve week period ended September 23, 1995.

      The Company has available a revolving credit facility of $125,000 (under which no borrowings were outstanding at September 23, 1995) and $5,000 under the term loans to meet any future cash requirements.


4.    INCOME (LOSS) PER SHARE

      Income (loss) per share was computed based on the weighted average number of common shares outstanding during the respective periods (55,005,000 and 77,797,000, respectively). As a result of the Merger, 25,007,015 shares are outstanding at September 23, 1995. Stock options and warrants outstanding during the periods are common stock equivalents but were excluded from income (loss) per common share computations as their effect was either not material or, with respect to the twelve weeks ended September 23, 1995 would be antidilutive to the calculation of net loss per share.


5.    CONTINGENCIES

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

BRUNO'S, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of significant factors affecting the Company's earnings during the periods included in the accompanying condensed consolidated statements of operations.

A table showing the percentage of net sales represented by certain items in the Company's condensed consolidated statements of operations is as follows:


                                      						         Twelve Weeks Ended
						                                           September 23,   September 24,
						                                                1995            1994
Net sales                                            100.0%        100.0 %
Cost of products sold                                 77.6          76.1
Gross profit                                          22.4 %        23.9 %

Store operating, selling,
     and administrative expenses                      18.3          18.4
Merger expenses                                        4.5
Depreciation and amortization                          2.0           1.9
Interest expense, net                                  1.7           0.8

Income (loss) before provision for income taxes
     and extraordinary item                           (4.1)          2.8
Income taxes (benefit)                                (0.7)          1.0

Income (loss) before extraordinary item               (3.4)          1.8
Extraordinary item, net                               (0.6)          0.0

Net income (loss)                                     (4.0)%         1.8 %

A summary of the period to period changes in certain items included in the condensed statements of operations is as follows:

                                 					       Comparison of 12 Weeks Ended
					                                      	 September 23,    September 24,
						                                            1995              1994

				                                         		    Increase (Decrease)
						                                        (Dollars in Thousands Except
						                                             Per Share Amounts)
Net sales                                     $     1,559           0.24 %
Cost of products sold                              11,021            2.2
Store operating, selling,
     and administrative expenses                     (621)          (0.5)
Merger expenses                                    29,610          100.0
Depreciation and amortization                         211            1.7
Interest expense, net                               6,677          151.1

Income (loss) before provision for
     income taxes and extraordinary item          (45,339)        (243.8)
Income taxes (benefit)                            (11,573)        (163.8)

Income (loss) before extraordinary item           (33,766)        (292.8)

Extraordinary item, net                            (3,742)         100.0
Net income (loss)                                 (37,508)        (325.3)

Income (loss) per common share
     before extraordinary income                    (0.55)        (366.7)
Extraordinary item, net                             (0.07)        (100.0)
Net income (loss) per common share                  (0.62)        (413.3)

ITEM II

BRUNO'S, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in Thousands)


RESULTS OF OPERATIONS


NET SALES

Net sales increased $1,559 or 0.24% in the twelve week period ended September 23, 1995 as compared to the twelve week period ended September 24, 1994. Same store sales increased approximately 1% for the quarter. The Company's store count at September 23, 1995 was 253, a decrease of two stores from the prior year quarter end.


GROSS PROFIT

Gross profit (net sales less cost of products sold) as a percentage of net sales was 22.4% for the first quarter of fiscal 1996 as compared to 23.9% for the first quarter of fiscal 1995. The decline in gross profit in fiscal 1996 is due principally to the Company recognizing a lower level of vendor allowances in the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995, primarily as a result of the Company amortizing certain multi-year vendor allowances in fiscal 1996 as opposed to recognizing such items as reductions of product costs when received in fiscal 1995. Such accounting treatment was initiated by the Company in the third quarter of fiscal 1995. To a lesser extent, gross profit in the 1996 period was adversely impacted by certain non-recurring product costs and competitive pressures.


STORE OPERATING, SELLING, AND ADMINISTRATIVE EXPENSES

Store operating, selling and administrative expenses as a percentage of net sales was 18.3% for the first quarter of fiscal 1996 as compared to 18.4% for the first quarter of fiscal 1995. The slight decrease is primarily the result of the decrease in the number of stores as noted above.


MERGER EXPENSES

Merger expenses recorded in the first quarter of fiscal 1996 are related to the merger of the Company and Crimson Acquisition Corp. (the "Merger") and consist primarily of professional and advisory fees as well as payments of $15,002 to certain Company officers, other employees and directors based on employment, deferred compensation and stock option agreements.


INTEREST EXPENSE, NET

The $6,677 increase in net interest expense in the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995 is the result of the Company's long-term debt increasing from $271,051 at September 24, 1994 to $868,419 at September 23, 1995 as a result of the Merger and the amortization of debt acquisition costs relating to the financing of the Merger.


INCOME TAXES

The Company's income tax benefit for the first quarter of fiscal 1996 reflects the loss before provision for income taxes and extraordinary item. The resulting income tax benefit has been partially offset by the nondeductible nature of certain merger expenses.

EXTRAORDINARY ITEM, NET

The extraordinary item consists of a $5,504 loss on the termination of an interest rate swap agreement and the write off of debt acquisition costs of $532 related to the early extinguishment of $200,000 of historical debt. The extraordinary item is shown net of the related tax benefit in the condensed consolidated statements of operations.


LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has funded working capital requirements, capital expenditures and other cash requirements primarily through cash flow from operations. Operating activities generated $7,521 and $1,838, respectively, in cash in each of the periods ended September 23, 1995 and September 24, 1994. The increase in cash from operating activities in the first quarter of fiscal 1996 compared to the prior year quarter is the result of improved management of working capital. The Company has available a $125 million revolving credit facility (no amounts outstanding at September 23, 1995) and $5 million under the term loans to meet any short-term cash requirements.

Cash flow provided by (used in) investing activities were ($9,156) and $6,942 for the twelve weeks ended September 23, 1995 and September 24, 1994, respectively. The Company has continued its expansion and store remodeling programs during fiscal 1996. Capital expenditures were $9,156 in the first quarter of fiscal 1996 compared to $10,933 in the first quarter of fiscal 1995. Proceeds from the sale of certain property totaled $17,875 during the first quarter of fiscal 1995. There were no material gains or losses generated from these sales. There were no significant comparable sales of property in the first quarter of fiscal 1996.

The Company believes that capital expenditures for the remainder of fiscal 1996 will be financed through cash flow from operations and borrowings under its revolving credit facility. The Company's capital expenditures are primarily related to the opening of new stores, the remodeling of existing stores and investments in technology, primarily related to purchasing and warehousing systems. Management continuously evaluates all stores based upon volume, profitability, location, age, demographics, etc. and makes closure decisions based upon the evaluations. The Company's financing arrangements contain certain restrictions which limit its ability to make future borrowings beyond the amount currently available.

The primary uses of cash in financing activities during the first quarter of fiscal 1996 were for the redemption of common stock and the related Merger activities, including the early extinguishment of historical long-term debt. The Company was provided with cash by financing activities in the first quarter of fiscal 1996 from proceeds of long-term borrowings of $870,000, and an equity contribution of $250,000.

PART II.                      OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

    The Company is a party to various legal and taxing authority proceedings incidental to its business, in the opinion of management, the ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

    In 1991, the Company received a favorable termination letter with respect to the termination of the employee pension plan of a supermarket chain acquired by the Company in 1989. Pursuant to that termination, distributions were made to all participants of that employee pension plan. After all of the benefit liabilities were paid, remaining plan assets of approximately $2,700,000 were transferred to the Company as a reversion of excess pension assets. On June 15, 1992, the Company received a letter from the Pension Benefit Guaranty Corporation ("PBGC") contending that inappropriate actuarial assumptions were used to determine the value of the employees' benefits distributed and that additional distributions must be made to numerous former participants of said plan. In August 1994, the Company filed suit in the U.S. District Court for the Northern District of Alabama challenging the PBGC's determination. In April 1995, the District Court entered summary judgment against the Company and in favor of the PBGC. The Company has appealed the District Court's ruling to the U.S. Court of Appeals for the Eleventh Circuit. The ultimate resolution of this matter is currently unknown; thus, no accrual has been recorded by the Company. The Company believes its liability, if any, in connection with this matter will not exceed $2,700,000, plus accrued interest.


ITEM 2.    CHANGE IN SECURITIES

    In connection with the Merger, the shareholders of the Company approved and the Company adopted Amended and Restated Articles of Incorporation, which among other things reduced the authorized shares of the Company's common stock from 200,000,000 to 60,000,000. The rights of the holders of the Company's common stock have not been materially modified.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

    None


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

    A special meeting of the shareholders of the Company was held on Friday, August 18, 1995 to (i) vote upon a proposal to approve and adopt the Merger and the merger agreement ("Proposal 1"); (ii) approve the increase of $1.1 billion in the bonded indebtedness of the Company to finance the conversion into cash of approximately 94.7% of the issued and outstanding shares of the Company's common stock upon consummation of the Merger, to refinance the outstanding indebtedness of the Company and to provide for working capital requirements ("Proposal 2"); and (iii) approve and adopt the Amended and Restated Articles of Incorporation, which amended the Company's articles of incorporation to, among other things, reduce the authorized shares of the Company's common stock from 200,000,000 to 60,000,000 ("Proposal 3"). Proposal 1 was approved by the shareholders by a vote of 59,893,809 to 1,247,487, with 344,081 abstentions. Proposal 2 was approved by the shareholders by a vote of 59,633,549 to 1,293,716, with 558,115 abstentions. Proposal 3 was approved by the shareholders by a vote of 62,173,383 to 1,216,512, with 641,758 abstentions.


ITEM 5.    OTHER INFORMATION

    None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
    *27  Financial Data Schedule

      * Filed herewith.

    (b)  Reports on Form 8-K
  	 1. Current Report on Form 8-K dated June 12, 1995, which includes pro forma financial data and other data of the Company, as adjusted to give effect to the Merger and the transactions contemplated in connection therewith.

	   2. Current Report on Form 8-K/A dated July 17, 1995, amending the pro forma financial and other data of the Company reported in the Current Report on Form 8-K dated June 12, 1995.

	   3. Current Report on Form 8-K/A dated August 14, 1995, amending the pro forma financial and other data of the Company reported in Current Report on Form 8-K dated June 12, 1995, as amended by Current Report on Form 8-K/A dated July 17, 1995.

	   4. Current Report on Form 8-K dated August 23, 1995 related to completion of the Merger, the delisting of the common stock of
		  the Company from the Nasdaq National Market and the appointment of William J. Bolton as Chairman of the Board of Directors and
  		Chief Executive Officer of the Company.

                             				  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            							 BRUNO'S, INC.

                                             						 William J. Bolton
                                                    William J. Bolton
                                            							 Chief Executive Officer






Dated:  November 1, 1995