Form 10-KT
period 1995-07-02
BRUNOS INC
filed 1996-04-26
CIK 14920

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549
                                    FORM 10-K
(Mark One)
   [        ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended _________________

   [X]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Transition Period From July 2, 1995 to January 27, 1996

                          Commission File Number 0-6544

                                  BRUNO'S, INC.
             (Exact Name of Registrant as Specified in its Charter)

                       Alabama                      63-0411801
           (State or Other Jurisdiction of       (I.R.S. Employer
           Incorporation or Organization)       Identification No.)

               800 Lakeshore Parkway,                  35211
                Birmingham, Alabama                 (Zip Code)
           (Address of principal executive
                       Office)

                                 (205) 940-9400
              (Registrant's Telephone Number, Including Area Code)

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates (assuming solely for the purpose of this calculation that directors and officers are affiliates) of Bruno's, Inc. as of April 24, 1996 was approximately $47,442,427.

   As of April 25, 1996, the number of shares of Bruno's, Inc. Common Stock outstanding was 25,147,639.

                       DOCUMENTS INCORPORATED BY REFERENCE
        None

                                TABLE OF CONTENTS

   Item                                                                     Page


PART I

   Item 1.  Business  . . . . . . . . . . . . . . . . . . . . . . . . . . .    2

   Item 2.  Properties  . . . . . . . . . . . . . . . . . . . . . . . . . .    5

   Item 3.  Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . .    6

   Item 4.  Submission of Matters to a Vote of Security Holders   . . . . .    6


PART II

   Item 5.  Market  for  Registrant's Common  Equity and  Related Stockholder
     Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7

   Item 6.  Selected Financial Data   . . . . . . . . . . . . . . . . . . .    8

   Item 7.  Management's Discussion and  Analysis of Financial Condition  and
     Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . .   10

   Item 8.  Financial Statements and Supplementary Data   . . . . . . . . .   17

   Item 9.  Changes in and  Disagreements with Accountants on  Accounting and
     Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . .   38



PART III
   Item 10. Directors and Executive Officers of the Registrant  . . . . . .   39

   Item 11. Executive Compensation  . . . . . . . . . . . . . . . . . . . .   41

   Item 12. Security Ownership of Certain Beneficial Owners and Management    47

   Item 13. Certain Relationships and Related Transactions  . . . . . . . .   48


PART IV

   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
                                                                              50

                                        PART I


ITEM 1. BUSINESS

   The Company is a leading supermarket operator in the Southeastern United States and is the largest supermarket operator in the state of Alabama. The Company operates 254 supermarkets of which 126 are located in Alabama, 86 in Georgia, 19 in Florida, 11 in Tennessee, 7 in Mississippi and 5 in South Carolina. Eighty of the store sites are owned directly by the Company or through joint ventures. The Company also operates two primary distribution facilities, one in Birmingham, Alabama and one in Vidalia, Georgia, which total 2.1 million square feet. The Company operates stores under three principal formats, each addressed to a different market segment: everyday low price ("EDLP") stores aimed at the value conscious shopper, combo stores targeted to customers seeking service and selection, and neighborhood stores stressing convenience in a community setting. Under the EDLP and combo formats, the Company also operates 17 Supercenter stores that offer an expanded mix of higher margin perishables and general merchandise products as well as various one-stop shopping conveniences, such as in-store pharmacies, banks, photo development services and optical centers.


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


Store Formats

   Every Day Low Price ("EDLP") Formats. The Company's two EDLP formats, Food World and FoodMax, on a combined basis account for 122 of the Company's 254 stores. Both Food World (85 stores) and FoodMax (37 stores) are widely regarded as low price leaders, and both formats are recognized for the breadth and high quality of their product offerings. Seven of the EDLP stores are Supercenters.


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

   Combo Formats. The Company's combo formats, which operate primarily under the Bruno's name, account for 44 of the Company's 254 stores. Bruno's stores are widely regarded as quality, service, and perishables leaders in the markets the Company serves, and generally have a substantial breadth and depth of product offerings. These stores typically contain expanded produce, bakery, delicatessen, and gourmet foods not generally found in conventional supermarkets, a variety of health and beauty care products normally found in large drug stores, and a wide range of general merchandise items. Bruno's stores are generally located in suburban markets. Ten of the combo stores are Supercenters. The combo stores average approximately 53,000 total square feet.

   Neighborhood Formats. The Company has two principal neighborhood formats, Piggly Wiggly and Food Fair. The neighborhood format, on a combined basis, accounts for 88 of the Company's 254 stores. Piggly Wiggly (54 stores) and Food Fair (31 stores) are generally smaller than the Company's other supermarkets and emphasize friendly service and promotional pricing. For its neighborhood stores, which are generally located in small to medium-sized towns and suburban neighborhoods, the Company advertises primarily through direct mail.

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

   The following table sets forth additional information concerning changes in the Company's store base for fiscal 1994 through the thirty week period ended January 27, 1996 (the "Transition Period").
                                                                 Thirty Week
                                                   Fiscal           Period
                                            ---------------- ---------------
                                               1994    1995        1996
                                            -------- ------- ---------------

        Beginning of period . . . . . . . .    257       257         252
          Opened  . . . . . . . . . . . . .      8         6           3
          Closed/Sold . . . . . . . . . . .      8        11           1
                                               ---       ---         ---
        End of period . . . . . . . . . . .    257       252         254
                                               ===       ===         ===
        Remodels  . . . . . . . . . . . . .     39        15           3


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


 The Company's principal competitors include Bi-Lo, Delchamps, Kroger, Publix, WalMart, Food Lion and Winn Dixie. In recent years, supermarket competition in the Southeast region has intensified as new entrants have opened stores in certain principal markets of the Company. The Company's traditional competitors in these markets have enhanced their capabilities in response to the entry of these new chains. Certain of the Company's competitors have significantly greater financial resources than the Company.

Advertising and Promotion

  The Company's advertising and promotions are specifically tailored to each of its store formats. For EDLP stores, the Company's promotions emphasize consistently low prices, and this image is reinforced through television and radio advertising. The combo format is typically advertised through newspapers and newspaper inserts, with an emphasis placed on quality produce and perishables and superior service at competitive prices. Combo stores also promote new products through in-store demonstrations and samplings. For its neighborhood stores, which are often located in small to medium-sized towns and suburban neighborhoods, the Company advertises primarily through direct mail. In addition, to enhance its name recognition and image, the Company sponsors a number of regional and local events.


Private Label Program


  Through its private label program, the Company offers approximately 1,200 items under the Staff (dry groceries), Four Winds Farm (dairy and perishables), Pharm (health and beauty care products) and Bay Harbor (frozen seafood) brand names. Gross margins on private label goods are higher than on national brands. Private label products are available at each of the Company's different formats, with a higher concentration in the EDLP and neighborhood stores. Through gradual replacement of existing private label names with new labels featuring quality products and contemporary packaging, the Company is currently restructuring its private label program to increase penetration by and support for this market segmentation strategy.

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


  Each store submits orders to the distribution facilities through a centralized processing system, and merchandise is normally received by the stores on the next day. Merchandise is delivered from the distribution facilities through a leased fleet of 144 tractors, 158 refrigerated trailers and 184 dry trailers. Stores are located within approximately a 300-mile radius of each of the distribution centers. The Company believes that its existing distribution capacity will be sufficient to support its store growth strategy over the next several years.

Employees and Labor Relations



  The Company is one of the leading private employers in Alabama and, as of January 27, 1996, the Company employed approximately 26,200 persons, of whom approximately 55% were full-time and 45% were part-time employees. Approximately 24,900 were employed in supermarkets, approximately 1,000 were employed in the warehousing operations and approximately 300 were employed in the Company's business office. Of these employees, approximately 60% are union-affiliated, while approximately 6% are salaried. The Company currently employs, on average, approximately 98 employees in each store.


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



ITEM 2. PROPERTIES


  The Company operates a total of 254 supermarkets, of which 126 are located in Alabama, 86 in Georgia, 19 in Florida, 11 in Tennessee, 7 in Mississippi and 5 in South Carolina. In addition, the Company operates nine liquor stores located adjacent to Food World stores in Florida.

                      Number of        Average
                       Stores       Square Footage
                      ----------    ---------------
EDLP Formats:
   Food World   .      85              44,000
   FoodMax  . . .      37              51,000
                     ----
   Subtotal   . .     122
                     ----
Combo Formats:
   Bruno's  . . .      43              53,000
   Other  . . . .       1              32,000
                     ----
   Subtotal   . .      44
                     ----
Neighborhood Formats:
   Piggly Wiggly       54              30,000
   Food Fair  . .      31              29,000
   Other  . . . .       3              37,000
                     ----
   Subtotal   . .      88
                     ----
       Total  . .     254
                     ====


   The Company owns 80 of its 254 food stores. Fourteen of the stores are owned by a joint venture between the Company and Metropolitan Life Insurance Company, which leases such stores back to the Company. The Company also owns a number of sites that can be used for future store and warehouse development, as well as certain non-operating real estate assets.


   The Company leases 174 of its 254 stores under standard commercial leases which generally obligate the Company to pay its proportionate share of real estate taxes, common area maintenance charges and insurance costs. In addition, such leases generally provide for percentage of sales rent when sales from the store exceed a certain dollar amount. Generally these leases are long-term, with one or more renewal options. The Company owns the fixtures and equipment in each leased location and has made various leasehold improvements to the store sites.



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



ITEM 3. LEGAL PROCEEDINGS



   In 1991, the Company received a favorable termination letter with respect to the termination of the employee pension plan of a supermarket chain acquired by the Company in 1989. Pursuant to that termination, distributions were made to all participants of that employee pension plan. After all of the benefit liabilities were paid, remaining plan assets of approximately $2.7 million were transferred to the Company as a reversion of excess pension assets. On June 15, 1992, the Company received a letter from the Pension Benefit Guaranty Corporation ("PBGC") contending that inappropriate actuarial assumptions were used to determine the value of the employees' benefits distributed and that additional distributions must be made to numerous former participants of said plan. In August 1994, the Company filed suit in the U.S. District Court for the Northern District of Alabama challenging the PBGC's determination. In April 1995, the District Court entered summary judgment against the Company and in favor of the PBGC; the U.S. Court of Appeals for the Eleventh Circuit affirmed the ruling of the District Court. As of January 27, 1996, the Company had provided a $2.7 million liability for this matter in its consolidated financial statements.


   Except for this matter, the Company is not a party to any material pending legal proceedings, other than ordinary litigation incidental to the conduct of its business and the ownership of its property.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   A special meeting of the shareholders of the Company was held on Friday, August 18, 1995 to (i) vote upon a proposal to approve and adopt the Merger and the Merger Agreement ("Proposal 1"), (ii) approve the increase of $1.1 billion in the bonded indebtedness of the Company to finance the conversion into cash of approximately 94.7% of the issued and outstanding shares of the Company's common stock upon consummation of the Merger, to refinance the outstanding indebtedness of the Company and to provide for working capital requirements ("Proposal 2"), and (iii) approve and adopt the Amended and Restated Articles of Incorporation, which amended the Company's Articles of Incorporation to, among other things, reduce the authorized shares of the Company's common stock from 200,000,000 to 60,000,000 ("Proposal 3"). Proposal 1 was approved by the shareholders by a vote of 59,893,809 to 1,247,487, with 344,081 abstentions. Proposal 2 was approved by the shareholders by a vote of 59,633,549 to 1,293,716, with 558,115 abstentions. Proposal 3 was approved by the shareholders by a vote of 62,173,383 to 1,216,512 with 641,758 abstentions.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


   Until August 18, 1995, the date of the Merger, the Common Stock traded on the NASDAQ National Market System under the symbol BRNO. Following the Merger, the Common Stock was delisted from the NASDAQ National Market System and thereafter has been traded only in the over-the-counter market. The following table sets forth, by fiscal quarter, the high and low sales prices, rounded to the nearest eighth, reported by either the NASDAQ National Market System (with respect to sales prior to August 18, 1995) or in the over-the-counter "pink sheet" market (with respect to sales after August 18, 1995), for the periods indicated.
                                          For Fiscal Year Ended

                                 ---------------------------------------
                                     July 2, 1994        July 1, 1995
                                 -------------------   -----------------
                                    High      Low       High      Low
                                 ---------  --------   ------  ---------
             First Quarter         12-1/4    8-7/8    9-1/4    7

             Second Quarter        11-3/8    8-1/2   10-1/4    7-7/8

             Third Quarter         9-5/8     7-1/8   10-3/16   9-1/4

             Fourth Quarter        8-1/2     6-7/8    12-1/4   9-1/4


                                              High      Low

                                           --------- ---------

                       Quarter ended
                       September 23, 1995    11-3/4      10

                       Eighteen week
                       period from
                       September 24, 1995
                       to January 27, 1996   11-3/8      10


   As of April 23, 1996, there were approximately 4,161 holders of record of the Common Stock.


   The following table sets forth the dividends paid by Bruno's to its shareholders during the last two fiscal years and for the Transition Period. After the Merger, the payment of regular quarterly cash dividends on the Common Stock was discontinued and the Company does not contemplate the declaration of dividends on the Common Stock. Further, the 10-1/2% Senior Subordinated Notes due 2005 and the credit facility entered into by the Company in connection with the Merger restrict any future payment of dividends.

For Fiscal Year Ended:   July 2, 1994     July 1, 1995

First Quarter                 $.06             $.065
Second Quarter                $.06             $.065
Third Quarter                 $.06             $.065
Fourth Quarter                $.06             $.065

Quarter ended:
September 23, 1995            None

Eighteen week period from
September 24, 1995 to
January 27, 1996              None

ITEM 6. SELECTED FINANCIAL DATA

                                                                     BRUNO'S INC. AND SUBSIDIARIES
                                                                        SELECTED FINANCIAL DATA

                                                      (Amounts in Thousands, Except Share and Per Share Amounts)

                                        Period Ended                                         Fiscal Year Ended
                              -----------------------------------  -------------------------------------------------------------
                                                 January 28,
                                  January 27,      1995          July 1,       July 2,        July 3,      June 27,     June 29,
                                    1996         (30 weeks)       1995          1994          1993          1992         1991
                                 (30 weeks)     (unaudited)    (52 weeks)    (52 weeks)    (53 weeks)    (52 weeks)   (52 weeks)
- --------------------------------------------------------------------------------------------------------------------------------
SELECTED INCOME
  STATEMENT DATA:
  Net sales  . . . . . . . . . . $1,674,659      $1,653,152    $2,869,569  $2,834,688    $2,872,327    $2,657,846    $2,585,934
  Cost and expenses:
   Cost of products sold. .. . .  1,291,847       1,263,428     2,196,556   2,185,587     2,242,455     2,067,560     2,012,042
   Store operating, selling and
    administrative expenses. . .    339,367         301,154       544,936     512,063       489,950       439,713       410,464
   Merger expenses. . . . . . .      29,610               0             0           0             0             0             0
   Depreciation and
    amortization . . . . . . . .     35,453          32,156        54,031      52,343        48,718        44,261        40,758
   Interest expense, net. . . .      42,149          11,288        20,784      15,925        17,817        10,777        11,005
   Writedown of securities. . .           0               0             0           0             0         3,393             0
   Impairment of
    long-lived assets. . . . . .     35,411               0             0           0             0         5,000             0
                                 ----------       ---------     ---------  ----------    ----------    ----------    ----------
                                  1,773,837       1,608,026     2,816,307   2,765,918     2,798,940     2,570,704     2,474,269
                                 ----------       ---------     ---------  ----------    ----------    ----------    ----------
  Income (loss) from continuing
   operations before income taxes
   (benefit) and extraordinary
   item . . . . . . . . . . . .     (99,178)         45,126        53,262      68,770        73,387        87,142       111,665
  Provision for income taxes
   (benefit) . . . . . . . . .      (22,879)         17,148        19,920      28,189        26,493        30,776        40,854
                                 ----------       ---------     ---------  ----------    ----------    ----------    ----------
  Income (loss) from continuing
   operations before
   extraordinary item . . . .       (76,299)         27,978        33,342      40,581        46,894        56,366        70,811
                                 ----------       ---------     ---------  ----------    ----------    ----------    ----------
  Discontinued operations, net:
   Loss on disposal  . . . .              0               0             0           0             0        (8,550)            0
   Loss from operations  . .              0               0             0           0             0        (4,400)       (4,085)
                                 ----------       ---------     ---------  ----------    ----------    ----------    ----------
                                          0               0             0           0             0       (12,950)       (4,085)
                                 ----------       ---------     ---------  ----------    ----------    ----------    ----------
  Extraordinary item, net . .        (4,902)              0             0      (3,288)            0             0             0
                                 ----------       ---------     ---------  ----------    ----------    ----------    ----------

   Net income (loss)  . . .       $ (81,201)      $  27,978     $  33,342   $  37,293     $  46,894     $  43,416     $  66,726
                                  ==========      ==========    ==========  ==========    ==========    ==========    ==========


                                                   Period Ended                        FIscal Year Ended
                                              ------------------------ -----------------------------------------------------------
                                                           January 28,
                                               January 27,    1995         July 1,    July 2,    July 3,   June 27,     June 29,
                                                  1996     (30 weeks)      1995        1994       1993      1992          1991
                                               (30 weeks)  (unaudited)  (52 weeks)  (52 weeks) (53 weeks) (52 weeks)    (52 weeks)
                                              ------------ ----------- ----------  ----------- ---------  ----------    ----------
  Earnings (loss) per common share:
  Income (loss) from continuing operations
  before extraordinary item ............         (2.06)   $     0.36       $0.43       $0.52      $0.60      $0.69         $0.87
  Discontinued operations, net ...........        0.00          0.00        0.00        0.00       0.00      (0.16)        (0.05)
  Extraordinary item, net ...............        (0.13)         0.00        0.00       (0.04)      0.00       0.00          0.00
                                            ----------    ----------  ----------  ---------- ---------- ----------     ---------
  Net income (loss) .................            (2.19)   $     0.36       $0.43        0.48      $0.60      $0.53         $0.82
                                            ==========    ==========  ==========  ========== ========== ==========     =========

  Cash dividends per common share ........        0.00    $     0.13       $0.26   $    0.24      $0.22      $0.20         $0.18
                                            ==========    ==========  ==========  ========== ========== ==========     =========

  Weighted average number of common and
  equivalent shares outstanding ..........  37,006,175    77,621,000  77,571,000  78,088,000 78,717,000 81,874,000    81,661,000
                                            ==========    ==========  ==========  ========== ========== ==========    ==========
SELECTED BALANCE SHEET DATA:
Cash and cash equivalents ..............        57,387                $   25,916   $  30,259     20,093     19,507       $15,684
Working Capital .....................           65,713                   141,420     174,392    117,510    110,968       125,286
Property and equipment, net ............       491,664                   516,374     540,139    543,877    467,824       420,113
Total assets ........................          873,146                   895,641     927,208    916,923    834,683       765,696
Long-term debt and capitalized lease
obligations .......................            852,186                   219,561     296,460    269,046    172,190       175,750
Shareholders' investment (deficiency in net
assets) ..........................            (281,343)                  429,814     421,354    402,667    422,443       390,187

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLAR AMOUNTS 1N THOUSANDS)

RESULTS OF OPERATIONS
         The following income statement information for the thirty and eighteen week periods ended January 27, 1996 and January 28, 1995 is presented in connection with Management's Discussion and Analysis of Financial Condition and Results of Operations:

                                                Thirty Weeks Ended                             Eighteen Weeks Ended
                                     ---------------------------------------------- -----------------------------------------
                                       January 27, 1996        January 28,1995         January 27, 1996      January 28, 1995
                                                                 (Unaudited)             (Unaudited)           (Unaudited)
                                        Amount        %        Amount         %        Amount       %      Amount        %
                                     ------------  --------  ------------ -------   ---------- --------  --------   --------
Net sales ........................... $1,674,659    100.00%   $1,653,152    100.00%  1,019,479   100.00%  $999,531    100.00%

Cost of Products Sold ................ 1,291,847     77.14     1,263,428     76.43     783,250    76.83    765,852     76.62
                                       ---------    ------    ----------    ------   ---------   ------    -------    ------
Gross Profit ........................    382,812     22.86       389,724     23.57     236,229    23.17    233,679     23.38
Store operating, selling and
 adminislrative expense .............    339,367     20.26       301,154     18.22     219,648    21.55    180,814     18.09
Merger expenses .....................     29,610      1.77
Depreciation and amortization ........    35,453      2.12        32,156      1.95      22,556     2.21     19,470      1.95

Interest expense, net ...............     42,149      2.52        11,288      0.68      31,052     3.05      6,868      0.69

Impairment of long-lived assets ......    35,411      2.11                              35,411     3.47
                                       ---------    ------    ----------    ------   ---------   ------    -------    ------
Income (loss) before income taxes
(benefit) and extraordinary item .....   (99,178)    (5.92)       45,126      2.72     (72,438)   (7.11)    26,527      2.65

Provision (benefit) for income taxes ..  (22,879)    (1.37)       17,148      1.04     (18,373)   (1.80)    10,081      1.01

Extraordinary item, net ...............   (4,902)    (0.29)                             (1,160)   (0.11)
                                       ---------    ------    ----------    ------   ---------   ------    -------    ------
 Net income (loss) ....................$ (81,201)    (4.84)%    $ 27,978      1.68%  $ (55,225)   (5.42)%  $16,446      1.64%
                                       =========    ======    ==========    ======   =========   ======     ======    ======

General

   As of January 27, 1996 the Company operated a chain of 254 supermarkets and combination food and drug stores. The Company also operated nine retail liquor stores located in the Florida panhandle. During the thirty week period ended January 27, 1996 the Company changed its fiscal year to a 52 or 53 week year ending on the Saturday closest to January 31 from the Saturday closest to June
30. The consolidated statements of operations include the thirty week period from July 2, 1995 to January 27, 1996 and the fiscal years ended July 1, 1995, July 2, 1994 and July 3, 1993. Dollar amounts are in thousands.


COMPARISON OF OPERATIONS FOR THE THIRTY WEEK PERIOD ENDED JANUARY 27, 1996 TO THE THIRTY WEEK PERIOD ENDED JANUARY 28, 1995 (UNAUDITED)

Net Sales

   Net sales increased 1.3% to $1,674,659 in the 1996 period from $1,653,152 for the 1995 period. The increase is principally attributable to an improvement in same store sales of 1.2%. The Company's store count increased from 252 at January 28, 1995 to 254 at January 27, 1996.

Gross Profit

   Gross profit decreased as a percentage of net sales from 23.57% to 22.86%. The decline in gross profit in the 1996 period is due in part to a refinement in the Company's inventory valuation methodology based on additional available information, the effect of which is included in the unusual charges described in Loss Before Income Taxes (Benefit) and Extraordinary Item. Gross profit was also adversely impacted by the Company recognizing a lower level of vendor allowances in the 1996 period as compared to the 1995 period and by certain non-recurring product costs.

Store Operating, Selling and Administrative Expenses

   Store operating, selling and administrative expenses increased to $339,367 or 20.26% of net sales in the current period from $301,154 or 18.22% of net sales for the comparable prior period. The increase is primarily attributable to: (i) the Company increasing its estimated liability for self insurance claims by $15,000 due to a revised management estimate, (ii) a $5,135 write off of a deposit made in 1992 for three proposed stores which were not developed and which the Company has concluded will not be applied to the development of future stores, (iii) the accrual of $2,700 as a result of the Company recently losing a court appeal related to a claim by the Pension Benefit Guaranty Corporation concerning the termination of an employee pension plan in 1989, (iv) an increase in the accrual related to future lease and other obligations on closed stores of $3,400 reflecting a change in management's assumptions with respect to anticipated future lease income plus an additional closed store, (v) a $2,500 write off of leasehold improvements and equipment recently determined to have no value in stores which have been remodeled, (vi) the write off of a $1,800 deposit made by the Company for medical benefits under a union plan which, upon execution of the related union contract in November 1995, was determined not to have benefit beyond the current period, and (vii) miscellaneous charges of $1,827. Excluding these charges (a total of $32,362), store operating, selling and administrative expenses would have totaled $307,005 or 18.33% of net sales for the current period.

Merger Expenses

   Expenses of $29,610 were incurred related to the Merger. These expenses consist primarily of professional and advisory fees and payments of $12,695 to certain Company officers, other employees and directors pursuant to employment and stock option agreements.

Depreciation and Amortization

   Depreciation and amortization for the 1996 period increased as a percentage of sales as compared to the 1995 period primarily due to the Company changing its estimate of the depreciable lives of certain technology equipment, resulting in an additional charge to depreciation of $3,000.

Interest Expense, Net



 Net interest expense increased 273% to $42,149 in the 1996 period as compared to $11,288 in the 1995 period. The increase is attributable to the increase in long term debt to $834,223 at January 27, 1996, comprised of a term loan facility ($434,000), senior subordinated notes ($400,000), and other borrowings ($233), compared to $220,411 at January 28, 1995. The increase in borrowings relates to the redemption of common stock associated with the Merger.

Impairment of Long-Lived Assets


 At January 27, 1996, the Company elected to adopt early the provisions of Statement of Financial Accounting Standard No. 121, which resulted in a review of its operating assets for impairment at the individual store level using a future cash flow and market value approach. For those store level assets where the remaining net book value exceeded the sum of estimated future operating cash flows, an impairment loss of $32,052 (of which $19,025 is goodwill) was recognized for the excess of net book value over estimated fair value. Other impairment charges of $3,359 were recognized primarily relating to an idle warehouse facility and certain land held for investment, resulting in a total impairment charge of $35,411.


Loss Before Income Taxes (Benefit) and Extraordinary Item

 In the current period the Company had a loss before income tax benefit and extraordinary item of $99,178 compared to income before income taxes of $45,126 in the prior year period. The Company considers certain amounts described above under the headings Gross Profit, Store Operating, Selling and Administrative Expenses, Depreciation and Amortization, and Impairment of Long-Lived Assets to be unusual charges to operations. Excluding these items (a total of $78,635) and merger expenses of $29,610, the Company would have had income before income taxes and extraordinary item of $9,067. In addition, the Company's operations were adversely affected by the Company recognizing a lower level of vendor allowances in the 1996 period as compared to the 1995 period and by certain non-recurring product costs.

Income Taxes



 In the current period, the Company realized a tax benefit of $22,879
(exclusive of tax effect of extraordinary items) compared to a tax provision of $17,148 in the prior period. The change in tax position relates to the current period loss before income taxes and extraordinary item of $99,178 compared to the prior period income before income taxes of $45,126. The effective tax rate was a 23% benefit in the current period compared to a 38% expense in the prior period. The difference in the effective tax rates is primarily a result of the write off of goodwill of $19,025 and Merger related transaction costs of $13,555 which are not deductible for tax purposes.

Extraordinary Item, Net


 The Company wrote off debt acquisition costs related to the early extinguishment of $200,000 of private placement debt and terminated an interest rate swap agreement with a commercial bank, resulting in a $3,742 loss (net of tax of $2,294). Additionally, in January 1996 the Company repaid $41,000 principal amount of its $475,000 term loan facility entered into in connection with the Merger, prior to the scheduled due date. As a result of this prepayment, the related debt issuance costs of $1,160 (net of tax of $732) were written off.

COMPARISON OF OPERATIONS FOR THE EIGHTEEN WEEK PERIOD ENDED JANUARY 27, 1996 (UNAUDITED) TO THE EIGHTEEN WEEK PERIOD ENDED JANUARY 28, 1995 (UNAUDITED)


Net Sales

 Net sales increased 2.0% to $1,019,479 in the 1996 period from $999,531 in the 1995 period. The increase is principally attributable to an improvement in same store sales of 1.7%. The Company's store count increased from 252 at January 28, 1995 to 254 at January 27, 1996.


Gross Profit

 Gross profit for the current period was $236,229 or 23.17% of net sales compared to $233,679 or 23.38% of net sales in the prior period. The decline in gross profit in the 1996 period is due in part to a refinement in the Company's inventory valuation methodology based on additional available information, the effect of which is included in the unusual charges described in Loss Before Income Taxes (Benefit) and Extraordinary Item. Gross profit was also adversely impacted by the Company recognizing a lower level of vendor allowances in the 1996 period as compared to the 1995 period.


Store Operating, Selling and Administrative Expenses

 Store operating, selling and administrative expenses increased to $219,648 or 21.55% of net sales in the current period from $180,814 or 18.09% of net sales for the comparable prior period. The increase is primarily attributable to: (i) the Company increasing its estimated liability for self insurance claims by $15,000 due to a revised management estimate, (ii) a $5,135 write off of a deposit made in 1992 for three proposed stores which were not developed and which the Company has concluded will not be applied to the development of future stores, (iii) the accrual of $2,700 as a result of the Company recently losing a court appeal related to a claim by the Pension Benefit Guaranty Corporation concerning the termination of an employee pension plan in 1989, (iv) an increase in the accrual related to future lease and other obligations on closed stores of $2,626 reflecting a change in management's assumptions with respect to anticipated future lease income, (v) a $2,500 write off of leasehold improvements and equipment recently determined to have no value in stores which have been remodeled, (vi) the write off of a $1,800 deposit made by the Company for medical benefits under a union plan which, upon execution of the related union contract in November 1995, was determined not to have benefit beyond the current period, and (vii) miscellaneous charges of $1,827. Excluding these charges (a total of $31,588), store operating, selling and administrative expenses would have totaled $188,060 or 18.45% of net sales for the current period.


Depreciation and Amortization

 Depreciation and amortization for the 1996 period increased as a percentage of sales compared to the 1995 period primarily due to the Company changing its estimate of the depreciable lives of certain technology equipment, resulting in an additional charge to depreciation of $3,000.

Interest Expense, Net


 Net interest expense was $31,052 in the current period compared to $6,868 in the prior period. The increase is attributable to the increase in long term debt to $834,223 at January 27, 1996 compared to $220,411 at January 28, 1995. The increase in borrowings relates to the redemption of common stock associated with the Merger. At January 27, 1996, long-term debt was comprised of a term loan facility ($434,000), senior subordinated notes ($400,000) and other borrowings ($233).


Impairment of Long-Lived Assets

 As of January 27, 1996, the Company elected to adopt early the provisions of Statement of Financial Accounting Standard No. 121, which resulted in a review of its operating assets for impairment at the individual store level using a future cash flow and market value approach. For those store level assets where the remaining net book value exceeded the sum of estimated future operating cash flows, an impairment loss of $32,052 (of which $19,025 is goodwill) was recognized for the excess of net book value over estimated fair value. Other impairment charges of $3,359 were recognized primarily relating to an idle warehouse facility and certain land held for investment, resulting in a total impairment charge of $35,411.

Loss Before Income Taxes (Benefit) and Extraordinary Item

 Loss before income tax benefit and extraordinary item was $72,438 for the current year period as compared to income before income taxes of $26,527 in the prior year period. The Company considers certain amounts described above under the headings Gross Profit, Store Operating, Selling and Administrative Expenses, Depreciation and Amortization, and Impairment of Long-Lived Assets to be unusual charges to operations. Excluding these items (a total of $77,861), the Company would have had income before income taxes and extraordinary item of $5,423. In addition, the Company's operations were adversely affected by the Company recognizing a lower level of vendor allowances in the 1996 period as compared to the 1995 period.


Income Taxes

 In the current period, the Company had an income tax benefit of $18,373 (exclusive of tax effect of extraordinary item) compared to a tax provision of $10,081 in the prior period. The change in tax position relates to the current period loss before income taxes and extraordinary item of $72,438 compared to the prior period income before income taxes of $26,527. The effective tax rate was 25% in the current period compared to 38% in the prior period. The lower effective rate in the current period is primarily a result of the write off of goodwill of $19,025.


Extraordinary Item, Net

 In January 1996 the Company repaid $41,000 principal amount of its $475,000 term loan facility entered into in connection with the Merger prior to the scheduled due date. As a result of this prepayment, the related debt issuance costs of $1,160 (net of tax of $732) were written off.


COMPARISON OF OPERATIONS FOR THE FIFTY-TWO WEEK PERIOD ENDED JULY 1, 1995 TO FIFTY-TWO WEEK PERIOD ENDED JULY 2, 1994 AND FIFTY-TWO WEEK PERIOD ENDED JULY 2, 1994 TO FIFTY-THREE WEEK PERIOD ENDED JULY 3, 1993


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

Store Operating, Selling, and Administrative Expenses

 On May 18, 1995, the Company announced that it had reviewed the methodology it used to estimate required balance sheet reserves for self-insured workers' compensation and general liability claims. The Company had historically followed the guidance in Statement of Financial Accounting Standards ("SFAS") No. 5 and SFAS No. 112 to account for exposures under its workers' compensation, general liability and medical self-insurance programs. This guidance requires accrual of the best estimate of probable liabilities within a range of loss estimates. In applying this accounting principle, the Company had consistently utilized case estimates of probable liabilities prepared by experienced parties using all available claims data as to the extent of losses and related costs. The Company believes this practice to be consistent with the method used by many other companies. Because (a) the number of stores and employees had remained flat from fiscal 1992 through fiscal 1995,

(b) annual cash payments under these plans had only increased approximately 6% from fiscal 1993 through fiscal 1995 (an average of 3% per year), and (c) the number of outstanding claims had also remained relatively flat, the Company did not believe a complete actuarial study was either necessary or cost beneficial. Consequently, actuarially-based computations were previously not performed. During May 1995, in connection with the Merger, affiliates of KKR independently obtained actuarially-based estimates of the Company's liabilities for workers' compensation and general liability self-insurance exposures which were substantially higher than the Company's case estimates. After a review of these estimates and consultation with its advisors, the Company determined that these actuarial techniques provided better estimates than those which had previously been used by the Company. The Company then computed new estimated reserve requirements using actuarial techniques, and, in accordance with its policy and SFAS No. 5 and SFAS No. 112, recorded an adjustment to increase these self-insurance reserves by approximately $22.2 million (approximately $13.8 million net of income taxes) as a change in accounting estimate in the third fiscal quarter ended April 8, 1995. Approximately $19.2 million of the $22.2 million charge relating to this change in accounting estimate is of a nonrecurring nature.



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


Interest Expense, Net


 The increase in net interest expense during fiscal 1995 compared to fiscal
1994 and fiscal 1993, is due to an increase in interest rates which affected the Company's borrowings, including its net interest position on an $80 million notional interest rate swap.

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

LIQUIDITY AND CAPITAL RESOURCES


 The Company has historically funded working capital and capital expenditure requirements through cash flows from operating activities. Cash flows from operating activities were $97,932 for the thirty week period ended January 27, 1996 compared to $125,663, $86,866 and $87,824 for fiscal years ended July 1, 1995, July 2, 1994 and July 3, 1993, respectively. Changes in working capital management have resulted in a reduction in inventory of $34,177 to $215,589 at January 27, 1996 from $249,766 at July 1, 1995, and an increase in accounts payable of $52,622 to $167,283 from $114,661. Accounts payable as a percentage of inventories was 77.59% at January 27, 1996, as compared to 45.91% and 42.62% at July 1, 1995 and July 2, 1994, respectively. These changes in working capital management generated additional operating cash flows sufficient to allow the Company to prepay $41,000 in principal on its term loan facility prior to the scheduled maturity date during the current period.

 The Company believes that operating cash flows will be sufficient to fund store expansion and working capital needs, however, should the Company need additional operating cash, it has a $125,000 revolving credit facility available. There were no borrowings outstanding under this facility during the thirty week period ended January 27, 1996.


 Investing activities utilized $25,526 in cash during the thirty week period ended January 27, 1996 compared to a net use of $26,033 for the fiscal year ended July 1, 1995. The current period amount is related to additions of property and equipment, primarily construction of new stores and renovations to existing stores. The Company continues to evaluate opportunities to expand through opening new stores or acquiring existing stores. Should internally available cash, cash generated from operations and short-term borrowings not be sufficient to fund future expansion, the Company may need to incur additional long-term financing for such expansion. There can be no assurances that such financing will be available to the Company on acceptable terms.


 The Company had long-term debt at January 27, 1996 consisting of a $434,000 term loan facility and $400,000 in senior subordinated notes. The term loan facility consists of $240,000 of Tranche A term loans, $73,000 of Tranche B term loans, $73,000 of Tranche C term loans and $48,000 of Tranche D term loans. The term loans mature at various increments through fiscal year ending January 2005, while the senior subordinated notes mature in total in fiscal year ending January 2006. Associated with the Merger, Crimson contributed capital of $250,000. The primary uses of cash during the thirty week period ended January 27, 1996 were the redemption of common stock of the Company in the amount of $879,956 and the repayment of debt of the Company of $246,079.


UNAUDITED QUARTERLY FINANCIAL DATA


 In the opinion of management, the disclosures of unaudited quarterly and transition period data presented in Item 8 contain all adjustments (consisting of normal recurring adjustments, except as discussed in "Loss Before Income Taxes (Benefit) and Extraordinary Item", above), necessary for a fair presentation of operations of the Company for the interim periods.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      BRUNO'S, INC. AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS

                            JANUARY 27, 1996 , JULY 1, 1995, AND JULY 2, 1994

                        (Amounts in Thousands, Except Share and Per Share Amounts)

                                                   LIABILITIES AND
                                                     SHAREHOLDERS'
        ASSETS         1996     1995    1994         INVESTMENT              1996     1995    1994
- ------------------- -------- -------- -------  ------------------------  --------    ------   -----
 CURRENT ASSETS:                               CURRENT LIABILITIES:
                                                Current maturities
                                                 of long-term debt and
  Cash and cash                                  capitalized lease
  equivalents  . . . $57,387  $25,916  $30,259   obligations . . . . .    $ 1,938     $1,900    $4,092
  Receivables  . . .  25,294   30,125   34,770  Accounts payable  .       167,283    114,661   108,712
                                                Accrued payroll and
  Inventories  . . . 215,589  249,766  255,047   related expenses  . .     17,975     20,696    18,557
                                                Self-insurance
  Prepaid expenses .  11,225    9,527    9,237   reserves  . . . . . .     12,711     16,596     5,568
  Deferred income                               Other accrued
  taxes  . . . . . .   6,733    9,265    1,428   expenses  . . . . . .     24,292     15,892    15,237
                     ------   -------  -------
   Total Current
   Assets  . . . . . 316,228  324,599  330,741  Accrued interest  .        25,733     12,338     4,183
                     =======  =======  =======  Accrued income taxes          583      1,096         0
                                                                          -------    -------   -------
                                                  Total Current
                                                   Liabilities . . .      250,515    183,179   156,349
                                                                          -------    -------   -------
                                                NON-CURRENT LIABILITIES:
                                                 Long-term debt  . .      834,223    200,642   276,015
                                                 Capitalized lease
                                                  obligations . . . . .    17,963     18,919    20,445
                                                 Deferred income
                                                  taxes . . . . . . . .    21,082     50,106    51,136
                                                 Self-insurance
                                                  reserves  . . . . . .    29,947     10,673         0
                                                 Deferred
                                                  compensation  . . . .       759      2,308     1,909
                                                                           ------     ------   -------
PROPERTY AND                                      Total Non-Current
EQUIPMENT, NET  . .  491,664  516,374  540,139     Liabilities . . . . .  903,974    282,648   349,505
                     -------  -------  -------                            -------    -------   -------
                                                COMMITMENTS AND
                                                CONTINGENCIES

                                                SHAREHOLDERS'
                                                INVESTMENT
                                                 (DEFICIENCY IN NET
                                                ASSETS):
                                                Common stock, $.01 par
                                                value, 60,000,000 (1996)
                                                and 200,000,000 (1995
                                                and 1994) shares authorized;
                                                25,007,015 (1996),
NONCURRENT ASSETS:                              78,098,341 (1995),
                                                and 78,090,441 (1994)
 Deferred debt                                  shares issued and
 issuance costs . .    36,919     535      575   outstanding  . . . .         250        781       781

 Goodwill, net  . .    11,823  31,425   32,423  Paid-in capital . . .    (592,096)    42,008    41,999
 Franchise rights,
 net  . . . . . . .     9,274   9,447    9,747  Retained earnings . .     310,503     391,704  378,574
                                                                         --------     -------  -------
 Investment in joint
 venture  . . . . .     3,642   3,869    4,279                           (281,343)    434,493  421,354
                                                Treasury stock, at
 Other, net . . . .     3,596   9,392    9,304   cost (595,020 shares)          0      (4,679)       0
                       ------  ------   ------                           --------     -------- -------

                                                Total Shareholders'
  Total Noncurrent                              Investment (Deficiency
  Assets  . . . . .    65,254  54,668   56,328   in Net Assets). . .     (281,343)    429,814  421,354
                       ------  ------   ------                            --------    -------- -------

                                                   TOTAL LIABILITIES
                                                    AND SHAREHOLDERS'
                                                    INVESTMENT
                                                    (DEFICIENCY IN
  TOTAL ASSETS . .  $873,146 $895,641 $927,208        NET ASSETS) . . . .$873,146     $895,641 $927,208
                    ======== ======== ========                           ========     ======== ========



                     See notes to consolidated financial statements.

                                      BRUNO'S, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE THIRTY WEEK PERIOD ENDED JANUARY 27, 1996, AND THE FISCAL YEARS ENDED
                               JULY 1, 1995, JULY 2, 1994, AND JULY 3, 1993

                        (Amounts in Thousands, Except Share and Per Share Amounts)


                                                  1996          1995          1994        1993
                                               (30 Weeks)    (52 Weeks)    (52 Weeks)   (52 Weeks)
                                               ----------- ------------- ------------- -----------
   NET SALES                                   $1,674,659   $ 2,869,569   $2,834,688   $2,872,327
                                                ---------     ---------    ---------   ---------
   COST AND EXPENSES:
    Cost of products sold  . . . . . . . . . .  1,291,847     2,196,556    2,185,587   2,242,455
    Store operating, selling, and
    administrative expenses  . . . . . . . . .    339,367       544,936      512,063     489,950
    Merger expenses  . . . . . . . . . . . . .     29,610             0            0           0
    Depreciation and amortization  . . . . . .     35,453        54,031       52,343      48,718
    Interest expense, net  . . . . . . . . . .     42,149        20,784       15,925      17,817
    Impairment of long-lived assets  . . . . .     35,411             0            0           0
                                                ---------     ---------    ---------   ---------
                                                1,773,837     2,816,307    2,765,918   2,798,940
                                                ---------     ---------    ---------   ---------
    Income (loss) before income taxes
    (benefit) and extraordinary item . . . . .    (99,178)       53,262       68,770      73,387

   PROVISION (BENEFIT) FOR INCOME TAXES           (22,879)       19,920       28,189      26,493
                                                ---------     ---------    ---------   ---------

    Income (loss) before extraordinary item  .    (76,299)       33,342       40,581      46,894

   EXTRAORDINARY ITEM, net                         (4,902)            0       (3,288)          0
                                                 --------      ---------    ---------   ---------
   NET INCOME (LOSS)                             $(81,201)    $  33,342    $  37,293   $  46,894
                                                 ========      =========    =========   =========

   EARNINGS (LOSS) PER COMMON SHARE:
    Income (loss) before extraordinary item  .    $ (2.06)      $  0.43       $ 0.52      $ 0.60
    Extraordinary item, net  . . . . . . . . .      (0.13)         0.00        (0.04)       0.00
                                                 ---------     ---------    ---------   ---------

    Net income (loss)  . . . . . . . . . . . .    $ (2.19)      $  0.43       $ 0.48      $ 0.60
                                                  ========      =======      =======     =======

    Weighted average number of common and
    common equivalent shares outstanding . . . 37,006,175    77,571,000   78,088,000  78,717,000
                                               ===========   ==========   ==========  ==========

                             See notes to consolidated financial statements.


                                      BRUNO'S, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT (DEFICIENCY IN NET ASSETS)

              FOR THE THIRTY WEEK PERIOD ENDED JANUARY 27, 1996, AND THE FISCAL YEARS ENDED
                               JULY 1, 1995, JULY 2, 1994, AND JULY 3, 1993

                        (Amounts in Thousands, Except Share and Per Share Amounts)

                               Common Stock                                         Treasury Stock
                           --------------------                                   ------------------
                             Number              Paid-In   Retained    Deferred      Number
                            of Shares   Amount   Capital   Earnings    Compensation  of Shares  Amount
                           ----------- -------- --------- ----------  ------------- ----------  ------
BALANCE, June 27, 1992     81,890,150    $ 819    $91,806  $330,511   $ (693)          0      $    0

 Net income . . . . . . .           0        0          0    46,894        0           0           0
 Repurchase and
 cancellation of common
 stock  . . . . . . . . .  (3,943,726)     (39)   (49,529)        0        0           0           0
 Cash dividends ($.22 per
 share) . . . . . . . . .           0        0          0   (17,383)       0           0           0
 Stock bonus and option
 plan activity  . . . . .     100,917        0       (205)        0      486           0           0
                          -----------    -----   --------  --------   ------       -----       -----
BALANCE, July 3, 1993      78,047,341      780     42,072   360,022     (207)          0           0

 Net income . . . . . . .           0        0          0    37,293        0           0           0
 Cash dividends ($.24 per
 share) . . . . . . . . .           0        0          0   (18,741)       0           0           0
 Stock bonus and option
 plan activity  . . . . .      43,100        1        (73)        0      207           0           0
                          -----------    -----    -------   -------   ------        ----        ----
BALANCE, July 2, 1994      78,090,441      781     41,999   378,574    $   0           0           0
                                                                       =====
 Net income . . . . . . .           0        0          0    33,342                    0           0
 Stock bonus and option
 plan activity  . . . . .       7,900        0          9         0                    0           0
 Cash dividends ($.26 per
 share) . . . . . . . . .           0        0          0   (20,212)                   0           0
 Repurchase of common
 stock  . . . . . . . . .           0        0          0         0              595,020      (4,679)
                          -----------    -----    -------   -------              -------      ------

BALANCE, July 1, 1995      78,098,341      781     42,008   391,704              595,020      (4,679)
                          -----------    -----    -------   -------              -------      ------
 Net loss . . . . . . . .           0        0          0  (81,201)                    0           0
 Redemption of common
 stock . . . . . . . . . .(73,329,659)    (733)  (879,223)
 Sale of common stock . .  20,833,333      208    249,792
 Retirement of treasury
 stock  . . . . . . . . .    (595,000)      (6)    (4,673)       0              (595,020)      4,679
                          -----------    -----    -------   -------              -------      ------
BALANCE, January 27, 1996  25,007,015    $ 250  $(592,096) $310,503                    0      $    0
                          ===========    =====   ========  ========              =======      ======


                  See notes to consolidated financial statements.

                                      BRUNO'S, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE THIRTY WEEK PERIOD ENDED JANUARY 27, 1996, AND THE FISCAL YEARS ENDED
                               JULY 1, 1995, JULY 2, 1994, AND JULY 3, 1993

                                          (Amounts in Thousands)

                                                   1996        1995        1994         1993
                                                (30 Weeks)  (52 Weeks)  (52 Weeks)   (53 Weeks)
                                               ----------- -----------  -----------  ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)  . . . . . . . . . . . . .  $(81,201)   $ 33,342     $37,293       $46,894
                                                --------    --------     -------       -------
  Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
   Extraordinary item, net . . . . . . . . . .     4,902           0       3,288           0
   Depreciation and amortization . . . . . . .    35,453      54,031      52,343      48,718
   Deferred income taxes . . . . . . . . . . .   (26,492)     (8,867)      4,132         534
   Amortization of deferred compensation . . .         0           0          15        (284)
   Provision (credit) to value inventories at
    LIFO cost  . . . . . . . . . . . . . . . .     1,641         242        (588)     (4,748)
   Write-off of receivables  . . . . . . . . .     7,659           0           0           0
   Increase in self-insurance reserve  . . . .    15,000      21,701        (212)     (1,015)
   Increase in closed store accrual  . . . . .     3,400       2,996         857         248
   (Gain) loss on sale of property, net  . . .      (727)     (2,781)        872        (400)
   Impairment of long-lived assets . . . . . .    35,411           0           0           0
   (Increase) decrease in assets:
    Receivables  . . . . . . . . . . . . . . .     2,307       4,645      (9,467)      3,346
    Receivable due on sale of discontinued
    operations . . . . . . . . . . . . . . . .         0           0           0       9,500
    Inventories  . . . . . . . . . . . . . . .    32,536       5,039       4,780     (17,742)
    Prepaid expenses . . . . . . . . . . . . .    (1,698)       (290)     (1,340)       (476)
    Other noncurrent assets  . . . . . . . . .     3,118         208        (521)      3,022
   Increase (decrease) in liabilities:
    Accounts payable . . . . . . . . . . . . .    52,622       5,949      (8,040)      6,250
    Accrued income taxes . . . . . . . . . . .      (513)      1,096       1,462      (7,367)
    Accrued payroll and related expenses . . .    (2,721)      2,139         536       1,858
    Other accrued expenses . . . . . . . . . .    17,235       5,814       1,401        (976)
    Deferred compensation  . . . . . . . . . .         0         399          55         462
                                                 -------       ------     -------      ------
      Total adjustments  . . . . . . . . . . .   179,133      92,321      49,573       40,930
                                                -------       ------     -------      ------
      Net cash provided by operating
        activities . . . . . . . . . . . . . . . 97,932      125,663     86,866       87,824
                                                -------       ------     -------      ------

                                         20

                                                   1996        1995        1994         1993
                                                (30 Weeks)  (52 Weeks)  (52 Weeks)   (53 Weeks)
                                               ----------- -----------  -----------  ----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property . . . . . . .      911       28,805      16,079         8,867
  Capital expenditures . . . . . . . . . . . .  (26,437)     (54,838)    (63,989)     (131,741)
                                                -------       ------     -------      --------
    Net cash used in investing activities  . .  (25,526)     (26,033)    (47,910)     (122,874)
                                                -------       ------     -------      --------
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (repayments) under line of
  credit, net  . . . . . . . . . . . . . . . .        0            0     (35,000)        5,000

  Proceeds from issuance of long-term debt . .  875,000            0     200,000       100,000
  Debt issuance costs  . . . . . . . . . . . .  (39,900)           0           0             0
  Reduction of long-term debt and capitalized
   lease obligations . . . . . . . . . . . . . (246,079)     (79,091)   (171,627)       (2,978)
  Redemption of common stock . . . . . . . . . (879,956)           0           0             0
  Sale of common stock . . . . . . . . . . . .  250,000            0           0             0
  Payments for early extinguishment of debt  .        0            0      (3,542)            0
  Proceeds from exercise of stock options  . .        0            9         120           565
  Dividends paid . . . . . . . . . . . . . . .        0      (20,212)    (18,741)      (17,383)
  Repurchase of common stock . . . . . . . . .        0       (4,679)          0       (49,568)
    Net cash provided by (used in) financing
    activities . . . . . . . . . . . . . . . .  -------       ------     -------       -------
                                                (40,935)    (103,973)    (28,790)       35,636
                                                -------       ------     -------       -------
 NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS . . . . . . . . . . . . . . . . .   31,471       (4,343)     10,166           586
 CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD  . . . . . . . . . . . . . . . . . . .   25,916       30,259      20,093        19,507
                                                -------       ------     -------       -------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD  .  $57,387      $25,916     $30,259       $20,093
                                                =======      =======     =======       =======
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash paid (received) during the period for:
   Interest  . . . . . . . . . . . . . . . . .  $28,403      $18,993     $19,605     $18,025
   Income taxes, net of refunds  . . . . . . . (647,922)      27,558      22,595      33,326
 SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING
 AND FINANCING
  Noncash compensation under stock plans . . .    $   0        $   0       $(192)      $(770)

                      See notes to consolidated financial statements.

BRUNO'S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  For the Thirty Week Period Ended January 27, 1996, and the Fiscal Years Ended
                  July 1, 1995, July 2, 1994, and July 3, 1993

           (Amounts in Thousands, Except Share and Per Share Amounts)



1. ORGANIZATION


 Bruno's, Inc. and subsidiaries (the "Company") operates a chain of supermarkets located in Alabama, Florida, Tennessee, Mississippi, South Carolina, and Georgia. The Company's supermarkets operate under three principal formats, each addressed to a different market segment; every day low price stores, combo stores, and neighborhood stores. The company services its supermarkets through two primary distribution facilities, one in Birmingham, Alabama and one in Vidalia, Georgia. The Company's corporate headquarters are in Birmingham, Alabama.

2. MERGER ACTIVITIES

 The Company and Crimson Acquisition Corp. ("Crimson"), an Alabama corporation and a wholly owned subsidiary of Crimson Associates, L.P. ("Crimson Associates"), which is a partnership organized by Kohlberg Kravis Roberts & Co. ("KKR"), entered into an Agreement and Plan of Merger dated as of April 20, 1995, and amended as of May 18, 1995 (as amended, the "Merger Agreement"). On August 18, 1995, the Merger Agreement was approved by the Company's shareholders where upon Crimson merged with and into the Company with the Company continuing as the surviving corporation (the "Merger"). Each share of the Company's common stock outstanding immediately prior to the Merger was converted (at the election of the holder thereof) into either (i) $12.00 in cash or (ii) the right to retain that share of common stock.


 As a result of the Merger, Crimson Associates holds approximately 20.8 million shares, or approximately 83.33%, of the outstanding common stock, and 10 million warrants (the "Warrants") to purchase up to an additional 10 million shares of common stock in the aggregate at an exercise price of $12.00 per share, subject to certain adjustments. Each Warrant is exercisable in whole or in part for a the ten year period following the Merger and, upon exercise, may be exchanged, at the option of the holder, for either (i) such number of shares of Company common stock for which the Warrant is then exercisable upon payment by the holder to the Company of the aggregate exercise price or (ii) that number of shares of Company common stock having a value equal to the difference between the "fair market value" at the time of exercise of such number of shares of common stock for which the Warrant is then exercisable and the aggregate exercise price. If the Warrants had been exercised in full by the payment of the aggregate cash exercise price immediately after the Merger, Crimson Associates would hold approximately 88% of the shares of the Company's common stock outstanding.



 The Merger was primarily financed by the proceeds of term loans ($475,000), debt securities ($400,000), an equity contribution by Crimson Associates ($250,000) and the application of a portion of the Company's cash balances. These proceeds were applied to redeem common stock ($879,956), repay historical debt ($200,000) and terminate an interest swap agreement ($5,571), and to pay debt issuance costs ($39,900) and Merger expenses ($29,610). In accordance with the Merger Agreement, the Company paid KKR a fee of $15,000 on the closing date. The Company will also pay KKR an annual fee of $1,000 for management, consulting and financial services provided to the Company ($538, including expenses, of which was paid by the Company during the period ended January 27, 1996). Merger expenses include the settlement by the Company of all outstanding stock options in cash and the expense associated with the Company's employment continuity and deferred compensation agreements becoming fully vested as a result of the Merger ($12,695).

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

 The consolidated financial statements of the Company include its accounts and the accounts of all wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Transitional Period Financial Data


 In December 1995, the Company elected to change its fiscal year end to January 27, 1996 for the current period, and thereafter to the Saturday closest to January 31, from the Saturday closest to June 30 to be consistent with the predominant practice in the Company's industry. The change of fiscal year resulted in a transition period of thirty weeks beginning July 2, 1995 and ending January 27, 1996.

 Presented below are the unaudited consolidated results of operations for the comparable thirty week period ended January 28, 1995.



        Net Sales   . . . . . . . . . . . . . . . . . . . .   $1,653,152
        Cost of products sold   . . . . . . . . . . . . . .    1,263,428
                                                               ---------
        Gross profit  . . . . . . . . . . . . . . . . . . .      389,724
        Store operating, selling and administrative expenses     301,154
        Depreciation and amortization . . . . . . . . . . .       32,156
        Interest expense, net . . . . . . . . . . . . . . .       11,288
                                                               ---------
        Income before income taxes  . . . . . . . . . . . .       45,126
        Provision for income taxes  . . . . . . . . . . . .       17,148
                                                               ---------
        Net income  . . . . . . . . . . . . . . . . . . . .      $27,978
                                                               =========

        Net income per share  . . . . . . . . . . . . . .         $ 0.36
                                                               =========


Cash Equivalents



 The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories


 Substantially all inventories are valued at the lower of cost using the last-in, first-out ("LIFO") method or market. Under the first-in, first-out ("FIFO") cost method of accounting, inventories would have been $8,905, $7,264 and $7,022 higher than reported at January 27, 1996, July 1, 1995 and July 2, 1994, respectively.

Property and Equipment



 Property and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated service lives of depreciable assets (10 to 40 years for buildings and 3 to 10 years for equipment) or, in the case of leasehold improvements, over 10 to 20 years or the life of the applicable lease, if shorter. Property and equipment included in the financial statements under capital leases are amortized over the related lease terms.



 During the period ended January 27, 1996, the Company changed its estimate of the depreciable lives of certain technology equipment from ten to five years, resulting in a $3,000 additional charge to depreciation expense.


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

Impairment of Long-Lived Assets


 During the period ended January 27, 1996, the Company adopted early the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Total impairment losses of $35,411 have been recognized by the Company, including $32,052 resulting from the adoption of this statement. The impaired assets primarily consist of real property and leasehold improvements at the store level and goodwill identified with certain of these store assets previously acquired in a business combination accounted for under the purchase method. For these stores, the Company estimated future cash flows on an undiscounted basis and identified those stores where such cash flows were less than the carrying value of the stores' assets. The writedown to fair value was based on management's estimate of the amount that could be realized from the sale of these assets in a current transaction between willing parties.



 $19,025 of the impairment loss recognized under this statement has been reflected as a reduction of goodwill identified with certain of the impaired store assets. The remaining impairment loss is reflected as a reduction of the applicable real property and leasehold improvements. The Company previously evaluated these operating assets for possible impairment based upon aggregate asset values by store format.


 Other impairment charges totaling $3,359 were recognized based on write-downs to estimated fair value, primarily relating to an idle warehouse facility and certain land held for investment.

Intangibles


 The Company's intangibles are as follows:



 - Franchise rights (which are reflected net of accumulated amortization of $2,726, $2,553 and $2,253 at January 27, 1996, July 1, 1995 and July 2,
     1994, respectively) represent amounts assigned to a franchise with Piggly Wiggly Corporation and are being amortized on a straight-line basis over 40 years (amortization of $173 for the thirty week period ended January 27, 1996, and $300 for each of the three fiscal years in the period ended July 1, 1995).


 - Goodwill (which is reflected net of accumulated amortization of $28,119, $8,517 and $7,519 at January 27, 1996, July 1, 1995 and July 2, 1994,
     respectively) is being amortized on the straight-line basis over 40 years (amortization of $576 for the thirty week period ended January 27, 1996, and $988 for each of the three fiscal years in the period ended July, 1,
     1995).


 - Debt issuance costs (which are reflected net of accumulated amortization of $3,961, $63 and $23 at January 27, 1996, July 1, 1995 and July 2, 1994,
     respectively) represent costs incurred in issuing the Company's current credit facility and Senior Subordinated Notes (1996) and Private Placement Loan (1995 and 1994). These costs are being amortized using the interest method over the respective lives of the debt. Amortization was $2,061 for the thirty week period ended January 27, 1996 and $23 and $40 for the fiscal years ended July 1, 1995 and July 2, 1994, respectively.


 The Company periodically reviews goodwill and franchise rights to assess recoverability, and impairments are recognized in operating results if a permanent diminution in value were to occur.


Investment in Joint Venture


 The Company maintains a 50% interest in a joint venture with a major life insurance company for certain of its store locations. The Company's investment in this joint venture ($3,642, $3,869 and $4,279 at January 27, 1996, July 1, 1995 and July 2, 1994, respectively) is accounted for on the equity method and taxable income/loss is allocated directly to the joint venture partners.

Self-Insurance Accruals



 The Company is substantially self-insured with respect to general liability, workers' compensation and nonunion employee medical claims. Stop-loss insurance coverage is maintained in amounts determined to be adequate by management ($100 per incident for general liability and currently $400 per incident for workers' compensation). Prior to the third quarter of the fiscal year ended July 1, 1995, the Company utilized case estimates of probable liabilities prepared by experienced parties using all available claims data as to the extent of losses and related costs to estimate required balance sheet reserves for such claims. As of the third quarter of the fiscal year ended July 1, 1995, the Company began using actuarial estimation techniques to evaluate its accrual for such claims and recorded an adjustment to increase these self-insurance reserves by approximately $22,200 as a change in accounting estimate. During the thirty week period ended January 27, 1996, management revised its estimate of the self-insurance reserve and, accordingly, increased this reserve by $15,000. At January 27, 1996, the self-insurance reserves were discounted at 5%, the estimated risk free rate to borrow. Although considerable variability is inherent in such estimates, management believes that the self-insurance reserves are adequate. The estimates are continually reviewed by management and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations.

 A summary of the related amounts charged to expense and claims paid is as follows:


                                                Expense         Claims Paid

                                            ---------------- -----------------
        Period ended:
        January 27, 1996  . . . . . . . . .    $33,338          $18,338
        July 1, 1995  . . . . . . . . . . .     49,500           27,900
        July 2, 1994  . . . . . . . . . . .     26,600           26,800
        July 3, 1993  . . . . . . . . . . .     25,300           26,300


Closed Store Expense



 Upon the decision to close a store, the Company accrues estimated future costs, if any, which may include lease payments or other costs of holding the facility, net of estimated future income. In 1996 the Company revised this accrual to reflect lower anticipated future income on certain stores based on the Company's most recent experience. The effect of this change in estimate was to increase the closed store accrual by approximately $2,626. In addition, during the period ended January 27, 1996, the Company accrued a charge of $774 for an additional store closed during the period.

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

Earnings (Loss) Per Common Share



 Earnings (loss) per common share were computed based on the weighted average number of common shares outstanding during each period. Outstanding stock options and warrants are common stock equivalents but were excluded from earnings (loss) per common share computations as their effect was either not material or antidilutive.

Disclosures About Fair Value of Financial Instruments


 In preparing disclosures about the fair value of financial instruments, the Company has assumed that the carrying amount approximates fair value for cash and cash equivalents, receivables, short-term borrowings, accounts payable and certain accrued expenses because of the short maturities of those instruments, and for the self-insurance reserves which are presented on a discounted basis. The fair values of long-term debt instruments and financial derivatives are based upon quoted market values (if applicable), or the current interest rate environment and remaining term to maturity.

Derivatives


 The Company's only involvement with derivative financial instruments related to the interest rate swap agreement intended to manage interest rate risk as discussed in Note 6. Under this interest rate swap, which was terminated in connection with the Merger, the Company agreed with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Amounts receivable and payable under the interest rate swap agreement were accrued as interest income and interest expense, respectively.


Accounting Standards Not Yet Adopted


 In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which will be effective for fiscal years beginning after December 15, 1995. The new standard defines a fair value method of accounting for stock-based compensation. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the services period, which is usually the vesting period.


 Pursuant to the new standard, companies are encouraged, but not required to adopt the fair value method of accounting for stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), but would be required to disclose in a note to the financial statements pro forma net income per share as if the company had applied the new method of accounting.


 The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year adoption. The Company currently anticipates that it will continue to account for employee stock-based transactions under APB No. 25 and will not elect to change to the fair value method. Adoption of the disclosure provisions of this statement for the year ending February 1, 1997 will result in only increased disclosures regarding pro forma net income and net income per share as if the Company had applied the new method of accounting.


Accounting Estimates


 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from these estimates.

Reclassifications


 Certain prior year amounts have been reclassified to conform to the current period presentation.


4. PROPERTY AND EQUIPMENT, NET

 Property and equipment, net, consists of the following:

                                   January 27, 1996  July 1, 1995  July 2, 1994
                                   ----------------  ------------  ------------


    Land  . . . . . . . . . . . . . .   $60,914        $62,808        $ 65,243
    Buildings . . . . . . . . . . . .   218,281        218,988         229,749
    Equipment . . . . . . . . . . . .   445,479        435,432         403,722
    Construction in progress  . . . .    13,816         14,484          16,404
                                        -------       --------        --------
                                        738,490        731,712         715,118
    Less accumulated depreciation . .   301,805        274,978         234,657
                                        -------        -------         -------
                                        436,685        456,734         480,461
    Leasehold improvements, net . . .    32,452         35,566          32,711
    Investment in property under
    capital leases, net . . . . . . .    11,710         12,529          14,102
    Leasehold interests, net  . . . .    10,817         11,545          12,865
                                        -------        -------         -------
                                       $491,664       $516,374        $540,139
                                       ========       ========        ========

5. INCOME TAXES

 The provisions (benefit) for income taxes are as follows:



                                        Thirty Week Period Ended                Fiscal Year Ended
                                        ------------------------  -----------------------------------------------
                                            January 27, 1996        July 1, 1995     July 2, 1994    July 3, 1993
                                        ------------------------  ---------------- ---------------  --------------
Current:
  Federal . . . . . . . . . . . . . .         $ 1,030                 $26,001           $19,896         $23,273
  State . . . . . . . . . . . . . . .            (511)                  2,786             2,146           2,686
                                              -------                  ------            ------          ------
                                                  519                  28,787            22,042          25,959
                                              -------                  -----             ------          ------

Deferred:
  Accelerated depreciation  . . . . .          (7,391)                  1,327             2,110           1,979
  Effect of change in enacted
   federal tax rate   . . . . . . . .               0                       0             1,874               0
  Net operating loss carryforward . .         (12,943)
  Accrual differences . . . . . . . .          (6,382)                (10,525)              (16)           (885)
  Other items, net  . . . . . . . . .             226                     331               164            (560)
                                              -------                  ------              ----             ---
                                              (26,490)                 (8,867)            4,132             534
                                             --------                  ------            ------            ----
Income tax benefit on
  Extraordinary item  . . . . . . . .           3,092                       0             2,015               0
                                              -------                  ------            ------            ----
                                             $(22,879)                $19,920           $28,189         $26,493
                                             ========                  ======            ======          ======



 The difference in the federal statutory rate applied to income (loss) before income taxes and the total provision (benefit) for the thirty week period ended January 27, 1996 and for each of the three fiscal years ended July 1, 1995 is as follows:

                                            Thirty Week
                                               Period
                                               Ended                                         Fiscal Year Ended
                                           -------------------------   ------------------------------------------------------------
                                              January 27, 1996              July 1, 1995        July 2, 1994       July 3, 1993
                                           -------------------------   ------------------------------------------------------------
                                            Amount              %        Amount        %      Amount        %    Amount         %

Statutory rate  . . . . . . . . . . .      $(34,712)           (35)%      $18,642      35%    $24,070       35%  $24,952        34%
Effect of:
State income taxes, net of federal
 tax benefits   . . . . . . . . . . .        (2,975)            (3)         1,810       3       1,394        2     1,773         2
Goodwill  . . . . . . . . . . . . . .         7,448              8
Non-deductible transaction costs  . .         5,151              5
Change in enacted tax rate  . . . . .             0              0              0       0       2,224        3         0         0

Other, net                                    2,209              2           (532)     (1)        501        1      (232)        0
                                             ------             --         ------      --      ------       --    ------        --
Effective rate  . . . . . . . . . . .      $(22,879)           (23)%      $19,920      37%    $28,189       41%  $26,493        36%
                                             ======             ==         ======      ==      ======       ==    ======        ==



 The increase in the effective rate for fiscal 1994 is due to the Omnibus Budget Reconciliation Act of 1993 which increased the maximum corporate federal income tax rate to 35% retroactively effective to January 1, 1994.

 Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                          January 27,   July 1,     July 2,
                                             1996        1995        1994
                                          -----------  --------  ----------

        Deferred tax assets:
         Accruals . . . . . . . . . . . .  $21,411     $15,029      $4,504
         Capital leases . . . . . . . . .   10,868      10,681      10,580
         Capital loss carryover . . . . .      544         428         897
         Net operating loss carryforward
                                            12,943
         Deferred compensation  . . . . .       19         863         713
         Other items  . . . . . . . . . .      715         495         500
                                             -----       -----        ----
          Total deferred tax asset  . . .   46,500      27,496      17,194
                                            ------      ------      ------
        Deferred tax liabilities:
         Property and equipment . . . . .  (51,516)    (58,907)    (57,292)
         Joint venture  . . . . . . . . .   (2,426)     (2,332)     (2,418)
         Inventories  . . . . . . . . . .   (2,541)     (2,538)     (3,197)
         Franchise rights . . . . . . . .   (3,524)     (3,533)     (3,643)
         Other items  . . . . . . . . . .     (842)     (1,027)       (352)
                                             -----      ------      ------
          Total deferred tax liability  .  (60,849)    (68,337)    (66,902)
                                           -------      ------      ------

        Net deferred tax liability  . . . $(14,349)   $(40,841)   $(49,708)
                                           =======     =======     =======


6. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

 In connection with the Merger, the Company entered into a Credit Facility (the "Credit Facility") which provides for a revolving credit facility of $125,000 (the "Revolving Credit Facility") and a term loan facility ("the Term Loan Facility"). No borrowings occurred during the thirty week period ended January 27, 1996 under the Revolving Credit Facility. Prior to this Revolving Credit Facility, the Company maintained variable rate unsecured lines of credit which aggregated $100,000, under which no amounts were outstanding at July 1, 1995. The maximum and average borrowings outstanding under these lines of credit were $25,000 and $1,414, respectively, for the year ended July 1, 1995 and during fiscal 1994 were $50,000 and $8,403, respectively. The weighted average interest rates were 5.9% and 3.4% during fiscal 1995 and 1994, respectively.

 The Company's long-term debt is summarized as follows:

                                        January 27,   July 1,     July 2,
                                           1996        1995        1994
                                        -----------  --------   ----------

        Term Loan Facility  . . . . .   $434,000
        Senior Subordinated Notes . .    400,000
        Private Placement Loan  . . .                $200,000     $200,000
        Note Payable--Bank Credit
        Agreement . . . . . . . . . .                       0       75,000
        Other borrowings  . . . . . .        546        1,016        3,625
                                           -----        -----        -----
                                         834,546      201,016      278,625
        Less current maturities . . .        323          374        2,610
                                           -----        -----        -----
                                        $834,223     $200,642     $276,015
                                         =======      =======      =======


 The Term Loan Facility consists of a series of tranche term loans bearing interest at either the prime rate plus 1.50% to 3.00%, or the eurodollar rate plus 2.50% to 4.00% (depending on the tranche series), as elected by the Company, at the beginning of an interest rate period (as defined). The interest rate for the Revolving Credit Facility and the Tranche A series term loan may be reduced if the Company satisfies certain financial performance criteria as defined in the agreements. At January 27, 1996, the interest rate on the individual tranche term loans ranged from 8.125% to 10%. The Term Loan Facility matures at various dates ranging from February 2001 to February 2005.



 The Company incurs commitment fees of 0.5% on the unused portion of the Revolving Credit Facility.


 The Credit Facility contains certain restrictive covenants which, among other things, require the Company to maintain a consolidated total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio of 6.70 to 1.00 or less through October 31, 1996, (such ratio decreases over the term of the Credit Facility), maintain a consolidated EBITDA to consolidated interest expense ratio of 1.35 to 1.00 or greater through March 31, 1996 (such ratio increases over the term of the Credit Facility) and maintain a consolidated fixed charge coverage ratio of 1.25 to 1.00 or greater through March 31, 1996 (such ratio increases over the term of the Credit Facility). In calculating compliance with these covenants, EBITDA excludes the amount of certain noncash and nonrecuring charges. The covenants of the Credit Facility also limit capital expenditures, dividends and certain other debt payments of the Company.



 The Senior Subordinated Notes bear interest at 10.5% and are due on August 1, 2005. These Notes are subordinated to the Term Loan Facility and any amounts outstanding under the Revolving Credit Facility. Interest is payable on February 1 and August 1 of each year. At any time prior to August 1, 1998, at the option of the Company, up to 40% of the outstanding aggregate face amount of the Senior Subordinated Notes may be redeemed at a redemption price of 110.50% using the proceeds of certain equity issuances. Beginning August 1, 2000, the Senior Subordinated Notes will be subject to redemption at the option of the Company in whole or in part, with proper notice at the redemption prices set forth below plus accrued interest.
                         Twelve month period   Percentage of
                         beginning August 1,   Principal Amount

                                2000           105.25%
                                2001           103.50
                                2002           101.75
                         2003 and thereafter   100.00


 The Senior Subordinated Notes contain certain restrictive covenants which, among other things, limit the Company's ability to incur additional indebtedness and pay dividends or distributions or make investments.

 Future principal payments for long-term debt are as follows:

                         Fiscal Years ending:
                                 1997      $      323
                                 1998             196
                                 1999          33,027
                                 2000          43,000
                                 2001          63,000
                              thereafter      695,000
                                            ---------
                                            $ 834,546
                                            =========


 In the first quarter of fiscal 1994, the Company redeemed $142,750 of 6.5% Convertible Subordinated Debentures at 103.9% of face value in accordance with the terms of the related indenture. The redemption was financed with the proceeds of a $200,000 private placement loan. This redemption resulted in a loss of $3,288 (net of the applicable income tax benefit of $2,015) which is classified as an extraordinary item in the accompanying fiscal 1994 consolidated statement of income.


 In fiscal 1993, the Company entered into an interest rate swap agreement with a commercial bank which became effective September 1, 1993. Under this agreement, the Company recorded a receivable at a fixed rate of interest (5.92%) and recorded a payable at a variable rate of interest (based on LIBOR--6.4% weighted average rate for fiscal 1995) on $80,000 of notional principal for a term of ten years. At July 1, 1995, a net interest receivable of $867 is reflected in receivables in the accompanying consolidated balance sheet.


 In connection with the early extinguishment of the historical debt of $200,000 in August 1995, the Company terminated the interest rate swap agreement, resulting in a $5,571 loss. The Company also wrote off related debt acquisition costs of $532. These amounts are included in the extraordinary loss, net of applicable taxes, in the consolidated statement of operations for the thirty week period ended January 27, 1996.



 In January 1996, the Company prepaid $41,000 of principal under the Term Loan Facility. As a result, $1,892 of related debt issuance costs were written off due to the early extinguishment of this debt. This amount, net of applicable taxes, is included in the extraordinary loss in the consolidated statement of operations for the thirty week period ended January 27, 1996.

 At January 27, 1996 the fair value of the Senior Subordinated Notes (as determined by quoted market price) was $394,000. The fair value of the Term Loan Facility is estimated to equal its carrying value as the loan periodically reprices to current market interest rates.



 At July 1, 1995 and July 2, 1994 the estimated fair values of the Company's Private Placement Loan was $181,450 and $259,903, respectively while the estimated fair value of the interest rate swap off-balance sheet liabilities was $1,842 and $7,665, respectively.

7. STOCK OPTION AND STOCK BONUS PLANS

 Prior to the Merger, the Company maintained both noncompensatory and compensatory stock option plans whereby options were granted at either a price equal to the fair market value of the stock at the date of grant (noncompensatory stock options) or at a price significantly under the fair market value of the stock at the date of grant (compensatory stock options). For compensatory stock options, compensation expense was recorded to reflect the difference in the market value and the option price at the date of grant. In connection with the Merger, all outstanding stock options were settled by the Company in cash and these plans were terminated (Note 2).


 Information with respect to stock options for each of the three fiscal years in the period ended July 1, 1995 and for the thirty week period ended January 27, 1996 is summarized as follows:


                                                Shares Subject  Option Price
                                                  to Option    Range Per Share
                                                -------------- ---------------

        Balance, July 3, 1993 . . . . . . . . .   473,317     $ 3.25 - $10.00

         Canceled or expired  . . . . . . . . .   (31,400)    $ 3.25 - $10.00

         Exercised  . . . . . . . . . . . . . .   (18,100)    $ 5.00 - $10.00

         Options granted  . . . . . . . . . . .   369,800     $ 7.00 - $7.50

        Balance, July 2, 1994 . . . . . . . . .   793,617     $ 5.00 - $8.595

         Exercised  . . . . . . . . . . . . . .    (1,400)    $ 5.00 - $7.00

         Options granted  . . . . . . . . . . .   450,700     $ 7.00 - $9.375
                                                  -------

        Balance, July 1, 1995 . . . . . . . . . 1,242,917     $ 5.00 - $9.375

         Exercised  . . . . . . . . . . . . . .(1,224,017)    $ 5.00 - $9.375
         Cancelled or expired . . . . . . . . .   (18,900)         $ 7.00
                                                  -------
        Balance, January 27, 1996 . . . . . . .         0
                                                  =======

 During the period ended January 27, 1996 the Company's Board of Directors approved the establishment of the 1996 Stock Purchase and Option Plan for Key Employees of Bruno's Inc. and Subsidiaries (the "1996 Plan"). The 1996 Plan is scheduled to be approved by the stockholders of the Company at the 1996 annual meeting. Subsequent to January 27, 1996, the Company granted a total of 421,875 options to purchase shares of common stock at a price of $12 per share to certain members of management. The options are exercisable at a rate of 20% per year, subject, with respect to half of such options, to the attainment of certain annual and cumulative performance goals.


 Under the terms of the Company's stock bonus plan, shares of stock were awarded to officers and key employees. As an estimate of compensation under the Plan, deferred compensation and a related credit to paid-in capital have been recorded equal to the current market value of the awarded stock. The deferred compensation was reflected as a reduction of shareholders' investment and was amortized over the vesting period (three years). At July 1, 1995, all shares of stock awarded under this plan had vested and had been issued by the Company. This plan terminated upon the consummation of the Merger.

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

The Company had deferred compensation agreements, as amended, with certain of its former officers whereby these individuals or their beneficiaries were provided specific amounts of annual retirement benefits for a period of 15 years following retirement. All benefits payable under these agreements became fully vested and were substantially paid out in connection with the Merger (Note 2).



 The expense applicable to the above plans is as follows:


                                            Profit Sharing
                                            Retirement Plan
                                       -------------------------
                                                                     Deferred
                              Union     Matching    Discretionary  Compensation
                              Plans  Contributions  Contributions      Plan
                          ---------- -------------- -------------- -------------
        Period Ended:

         January 27, 1996     $2,446         $832         $ 0        $5,072
         July 1, 1995 . .      4,308        1,330           0           399
         July 2, 1994 . .      4,089        1,494       1,750            55
         July 3, 1993 . .      3,685        1,447           0           462

 The Company maintains certain incentive compensation plans for store management, officers, and other key employees which is paid annually based on achievement of established profit goals.


 Prior to the Merger, the Company maintained employment continuity agreements with certain key employees which provided for benefits to be paid to these employees in the event employment with the Company is terminated in connection with a change in control. The Merger resulted in the recognition of the expense associated with these agreements ($3,097) (Note 2).


 At January 27, 1996, approximately 60% of the Company's employees were affiliated with unions and 12% of these employees were covered by union contracts which expire within one year.

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


 The Company has entered into lease and guaranty agreements with various Industrial Development Boards in order to fund construction of certain warehouse and office additions. Upon issuance, each bond issue was purchased in its entirety by the Company. Thus, the outstanding bonds ($52,695 at January 27, 1996, $55,098 at July 1, 1995 and $59,891 at July 2, 1994) and the related investment by the Company, together with the related interest expense and interest income, respectively, are excluded from the accompanying consolidated financial statements.



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

 Presented below is an analysis of the property under capital leases and the related lease obligations included in the accompanying consolidated balance sheets:

                                              January    July 1,    July 2,
                                             27, 1996     1995       1994
                                             ---------  ---------- ----------

        Property under capital leases:
         Real property  . . . . . . . . . .  $34,428    $36,590    $34,428
         Delivery equipment . . . . . . . .        0          0      2,161
                                              ------     ------     ------
                                              34,428     36,590     36,589
         Less accumulated amortization  . .   22,718     24,061     22,487
                                              ------     ------     ------
                                             $11,710    $12,529    $14,102
                                              ======     ======     ======
        Capitalized lease obligations
        (interest at 8% to 18%):
         Current  . . . . . . . . . . . . .  $ 1,615    $ 1,526    $ 1,482

         Noncurrent . . . . . . . . . . . .   17,963     18,919     20,445
                                              ------     ------     ------
                                             $19,578    $20,445    $21,927
                                              ======     ======     ======

 A schedule by years of future minimum lease payments required under capital leases (together with the present value of the lease payments) and operating leases (net of sublease rentals) having initial or remaining noncancelable lease terms in excess of one year as of January 27, 1996, is as follows:

                                                   Operating Leases
                                                  ------------------
                                                            Delivery   Capital
                                                   Stores   Equipment  Leases
                                                  ------------------ ---------
        Fiscal year:
         1997 . . . . . . . . . . . . . . . . . . $34,162   $5,869   $4,312
         1998 . . . . . . . . . . . . . . . . . .  33,372    5,727    4,230
         1999 . . . . . . . . . . . . . . . . . .  32,965    4,282    4,179
         2000 . . . . . . . . . . . . . . . . . .  32,403    3,656    4,152
         2001 . . . . . . . . . . . . . . . . . .  31,587    2,763    4,116
        Subsequent years  . . . . . . . . . . . . 279,369    3,677   13,553
                                                  -------    -----   ------
        Total minimum lease payments  . . . . . .$443,858  $25,974   34,542
                                                  =======   ======   ======
        Less estimated executory costs included
         in total minimum lease payments  . . . .
                                                                      2,160
                                                                      -----
        Net minimum lease payments  . . . . . . .                    32,382
        Less estimated interest . . . . . . . . .                    12,804
                                                                     ------
        Present value of net future minimum lease
        payments  . . . . . . . . . . . . . . . .                   $19,578
                                                                     ======


 Contingent rentals for the preceding capital leases and rental expense for the operating leases are as follows:
                                 Thirty
                              weeks ended          Fiscal Year Ended

                              -----------   ---------------------------------
                              January 27,   July 1,     July 2,     July 3,
                                 1996        1995        1994        1993
                              -----------   -------   ----------  -----------
        Contingent rentals on
        capital leases  . . .     $291        $291        $338        $452
                                  ====        ====        ====        ====

        Rental expense on
        operating leases:
         Real property:
          Minimum rentals . .  $22,197     $39,511     $34,586     $34,682
          Contingent rentals       558         625         842         890
         Equipment:
          Minimum rentals . .    4,463       4,902       5,514       3,912
          Contingent rentals     3,218       6,287       5,478       6,165
                                 -----       -----       -----       -----
                               $30,436     $51,325     $46,420     $45,649
                                ======      ======      ======      ======

 The capitalized lease obligation of store properties leased under capital leases from a joint venture in which the Company maintains a 50% ownership interest was approximately $12,402, $12,868 and $13,586 at January 27, 1996, July 1, 1995 and July 2, 1994, respectively.

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

11.  COMMITMENTS AND CONTINGENCIES


Litigation


 In 1991, the Company received a favorable termination letter with respect to the termination of the employee pension plan of a supermarket chain acquired by the Company in 1989. Pursuant to that termination, distributions were made to all participants of that employee pension plan. After all of the benefit liabilities were paid, remaining plan assets of approximately $2,700 were transferred to the Company as a reversion of excess pension assets. On June 15, 1992, the Company received a letter from the Pension Benefit Guaranty Corporation ("PBGC") contending that inappropriate actuarial assumptions were used to determine the value of the employee's benefits distributed and that additional distributions must be made to numerous former participants of said plan. In August 1994, the Company filed suit in the U.S. District Court for the Northern District of Alabama challenging the PBGC's determination. In April 1995, the District Court entered summary judgment against the Company and in favor of the PBGC. The Company appealed the District court's ruling to the U.S. Court of Appeals for the Eleventh Circuit which recently ruled against the Company. At January 27, 1996, the Company has provided a $2,700 liability for this matter in its consolidated financial statements.


 In addition, the Company is a party to various legal and taxing authority proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions is not expected to materially affect the financial position or results of operations of the Company.

Store Expansion



 The Company's store expansion activities are primarily accomplished through the lease of facilities or the acquisition of sites and self-construction. Commitments involving facilities under construction at January 27, 1996 were approximately $17,304.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholder's of Bruno's, Inc.:


 We have audited the accompanying consolidated balance sheets of Bruno's, Inc. and Subsidiaries as of January 27, 1996 and the related consolidated statements of operations, shareholders' investment (deficiency in net assets), and cash flows for the thirty week period ended January 27, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


 We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bruno's, Inc. and subsidiaries as of January 27, 1996, and the results of their operations and their cash flows for the thirty week period ended January 27, 1996 in conformity with generally accepted accounting principles.




                      /s/   Deloitte & Touche LLP



Birmingham, Alabama
April 12, 1996

                         INDEPENDENT AUDITORS' REPORT



To Bruno's, Inc.:

 We have audited the accompanying consolidated balance sheets of BRUNO'S, INC. (an Alabama corporation) AND SUBSIDIARIES as of July 1, 1995 and July 2, 1994, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three fiscal years in the period ended July 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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



                      /s/  Arthur Andersen LLP


Birmingham, Alabama
August 18, 1995




                                BRUNO'S INC. AND SUBSIDIARIES
                               UNAUDITED QUARTERLY FINANCIAL DATA

   FOR THE THIRTY WEEK PERIOD ENDED JANUARY 27, 1996, AND THE FISCAL YEARS ENDED JULY 1, 1995 AND JULY 2, 1994

                         (Amounts in Thousands. Except Per Share Amounts)

                                                             Transitional Period Ended
                                                            January 27, 1996 (:30 Weeks)
                                               -------------------------------------------------
                                                First             Second
                                                12 Weeks          18 Weeks              Total
                                               -------------   ---------------      -----------
NET SALES                                      $655,180        $1,019,479           $1,674,659

GROSS PROFIT                                    146,583          236,229               382,812

NET LOSS BEFORE EXTRAORDINARY ITEM              (22,234)(1)      (54,065)(2)           (76,299)

NET LOSS                                        (25,976)(3)      (55,225)(3)           (81,201)

LOSS PER COMMON SHARE:
Net loss before extraordinary item              $ (0.40)(1)     $   (1.66)(2)        $   (2.06)
Net loss                                          (0.47)(3)         (1.72)(3)            (2.19)



                                                              Fiscal Year Ended Ju1y 1, 1995 (52 Weeks)
                                             -------------------------------------------------------------------
                                               First          Second        Third        Fourth
                                              12 Weeks       14 Weeks      14 Weeks     12 Weeks        Total
                                             ---------      --------      --------     ---------    -----------
NET SALES                                     $653,621      $784,120      $763,274     $668,554      $2,869,569

GROSS PROFIT                                   156,045       185,126       175,028      156,814         673,013

NET INCOME (LOSS)                               11,532        14,070        (4,575)(4)   12,315          33,342

EARNINGS PER COMMON SHARE:
Net income (loss)                              $  0.15        $ 0.18       $ (0.06)(4)    $0.16           $0.43



                                                         FISCAL YEAR ENDED JULY 2, 1994 (52 WEEKS)
                                             -----------------------------------------------------------------
                                               FIRST       SECOND          THIRD      FOURTH
                                              12 WEEKS    14 WEEKS       14 WEEKS    12 WEEKS         TOTAL
                                             ---------- ------------   ----------  -------------   -----------
NET SALES                                    $640,911    $768,244       $764,602     $660,931       $2,834,688
GROSS PROFIT                                  147,831     172,878        173,359      155,033          649,101
NET INCOME BEFORE EXTRAORDINARY ITEM            9,200(5)    9,321          9,441       12,619           40,581
NET INCOME                                      5,912(6)    9,321          9,441       12,619           37,293
EARNINGS PER COMMON SHARE:
  Net income before extraordinary item          $0.12       $0.12          $0.12        $0.16            $0.52
  Net income                                     0.08(6)     0.12           0.12         0.16             0.48

- --------------


   (1) Includes merger expenses of $29,610 ($23,510 net of applicable tax benefit), which the Company believes represent unusual charges to operations. In addition, the Company's operations were adversely affected by the Company recognizing a lower level of vendor allowances in the 1996 period as compared to the 1995 period and by certain non-recurring product costs.

   (2) Includes the effect of certain amounts which the Company considers to be unusual charges to operations, including (i) a refinement in the Company's inventory valuation methodology based on additional available information, (ii) the Company increasing its estimated liability for self insurance claims by $15,000 due to a revised management estimate, (iii) a $5,135 write off of a deposit made in 1992 for three proposed stores which were not developed and which the Company has concluded will not be applied to the development of future stores, (iv) the accrual of $2,700 as a result of the Company recently losing a court appeal related to a claim by the Pension Benefit Guaranty Corporation concerning the termination of an employee pension plan in 1989, (v) an increase in the accrual related to future lease and other obligations on closed stores of $2,626 reflecting a change in management's assumptions with respect to anticipated future lease income, (vi) a $2,500 write off of leasehold improvements and equipment recently determined to have no value in stores which have been remodeled, (vii) the write off of a $1,800 deposit made by the Company for medical benefits under a union plan which, upon execution of the related union contract in November 1995, was determined not to have benefit beyond the current period, (viii) a $3,000 charge to depreciation related to a change in estimated depreciable lives of certain technology equipment, (ix) an impairment loss of $35,411 related to the early adoption of Statement of Financial Accounting Standard No. 121 and other impairment charges, and (x) miscellaneous charges of $1,827. These charges total $77,861. In addition, the Company's operations were adversely affected by the Company recognizing a lower level of vendor allowances in the 1996 period as compared to the 1995 period.

   (3) During the 12 week and 18 week periods of the transitional period ended January 27, 1996, the Company recognized extraordinary losses on the early extinguishment of debt of $3,742 ($.07 per share) and $1,160 ($.06 per share), net of the applicable tax benefits.

   (4) In the third quarter of the fiscal year ended July 1, 1995, the Company completed an actuarially based evaluation of self insurance reserves for workers' compensation and general liability claims. Based on this evaluation, an adjustment to increase recorded reserves by $22,178 ($13,750 net of income taxes) was recorded as a change in accounting estimate.

   (5)  In  the  first quarter  of the  fiscal year  ended  July 2,  1994 the
        Company recorded an additional tax provision of $2,224 to retroactively restate the current and deferred income tax liabilities to reflect the change in federal income tax rates from 34.0% to 35.0% in connection with the Omnibus Budget Reconciliation Act of 1993.

   (6) In the first quarter of the fiscal year ended July 2, 1994 the Company redeemed $142,750 of its Convertible Subordinated Debentures. The early extinguishment of this debt resulted in an extraordinary loss of $3,288 ($.04 per share), net of the applicable tax benefit.

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


 The Company has requested that Arthur Andersen LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated September 29, 1995, is filed as Exhibit 16 to this Form 10-K.


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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Name                Age           Positions Held During Previous Five Years
- ----                ---           -----------------------------------------
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

Henry R. Kravis     52        Director  of  the   Company  since   August  1995.
                              Founding  Partner,  KKR.  Member of  the  Board of
                              Directors of  American  Re Corporation,  AutoZone,
                              Inc., Borden,  Inc., Duracell  International Inc.,
                              Flagstar  Companies, Inc.,  Flagstar  Corporation,
                              IDEX  Corporation,  K-III  Communications   Corp.,
                              Merit  Behavioral   Care  Corporation,   Newsquest
                              Capital plc, Owens-Illinois, Inc.,  Owens-Illinois
                              Group,   Inc.,  Safeway  Inc.,  The  Stop  &  Shop
                              Companies, Inc.,  Union Texas  Petroleum Holdings,
                              Inc.,  Walter  Industries, Inc.  and  World  Color
                              Press, Inc.

George R. Roberts   52        Director  of  the  Company   since  August   1995.
                              Founding  Partner,  KKR.  Member of  the  Board of
                              Directors   of  AutoZone,   Inc.,  Borden,   Inc.,
                              Duracell International  Inc., Flagstar  Companies,
                              Inc., Flagstar  Corporation, IDEX Corporation,  K-
                              III  Communications Corp.,  Merit Behavioral  Care
                              Corporation,   Newsquest   Capital   plc,   Owens-
                              Illinois,  Inc., Owens-Illinois  Group, Inc.,  Red
                              Lion Properties,  Inc., Safeway  Inc., The Stop  &
                              Shop  Companies,   Inc.,  Union  Texas   Petroleum
                              Holdings, Inc., Walter Industries, Inc.  and World
                              Color Press, Inc.

Paul E. Raether     49        Director  of   the  Company  since  August   1995.
                              General  Partner,  KKR.  Member  of the  Board  of
                              Directors    of   Duracell   International   Inc.,
                              Flagstar  Companies,  Inc., Flagstar  Corporation,
                              Fred Meyer, Inc.,  IDEX Corporation, and The  Stop
                              & Shop Companies, Inc.

James H. Greene, Jr. 45       Director  of   the  Company   since  August  1995.
                              General  Partner,  KKR.  Member  of  the Board  of
                              Directors of Owens-Illinois, Inc.,  Owens-Illinois
                              Group,  Inc.,  Safeway   Inc.,  The  Stop  &  Shop
                              Companies, Inc., Union  Texas Petroleum  Holdings,
                              Inc. and The Vons Companies, Inc.

Robert G. Tobin     57        Director  of  the  Company  since  September 1995.
                              Chairman  of   the  Board   of  Directors,   Chief
                              Executive  Officer and  President  of  The Stop  &
                              Shop  Companies,  Inc.  Member  of  the  Board  of
                              Directors of First Brands Corporation.

Ronald G. Bruno     43        Director of  the Company  since 1983. Chairman  of
                              the  Board  from December  1991  to  August  1995,
                              Chief   Executive  Officer  of  the  Company  from
                              October 1990 to August  1995 and President  of the
                              Company from 1986 to 1994. Member of the  Board of
                              Directors  of SouthTrust Bank of Alabama, Books-A-
                              Million, Inc. and Russell Corp.

Nils P. Brous       31        Director   of  the   Company  since  August  1995.
                              Executive  of   KKR  since  November  1992.  Prior
                              thereto, Associate,  Goldman, Sachs  & Co.  Member
                              of  the  Board of  Directors  of Canadian  General
                              Insurance     Group     Limited     and     Granum
                              Communications, Inc.

David B. Clark      43        Senior  Vice President - Operations since November
                              1995.  Executive  Vice President  -  Merchandising





                              and Operations, Cub Food Stores/Super Valu, Inc.
                              from 1992 to November 1995. Executive Vice
                              President, Jewel Osco Southwest  Division of
                              American Stores, Inc. from 1991-1992.   Prior
                              thereto, Senior  Vice President - Marketing,
                              Skaggs Alpha Beta (predecessor to Jewel Osco
                              Southwest Division).

W. David Walters    47        Vice  President,  Controller   and  Acting   Chief
                              Financial  Officer  since   March  1996.     Chief
                              Financial Officer,  ABCO Markets,  Inc. from  1992
                              to March 1996.  Prior thereto, Vice President  and
                              Controller,  Jewel  Osco   Southwest  Division  of
                              American Stores, Inc.

Michael F. Heintzman  42
                              Senior  Vice   President  -  Merchandising   since
                              October 1995. Vice President -  Merchandising, The
                              Kroger Co. (Michigan marketing area) from  1993 to
                              October 1995.  Director Perishable  Merchandising,
                              Kroger Food  Stores and The  Kroger Co. from  1991
                              to  1993.     Prior  thereto,   Manager-Perishable
                              Merchandising, The Kroger Co. (Atlanta Division).

Lisa R. Kranc       42        Senior  Vice President  - Marketing  since January
                              1996.  Vice  President  -Marketing,  Giant  Eagle,
                              Inc. from  1992 to January  1996.  Prior  thereto,
                              Brand Management - Alberto Culver, Inc.

R. Michael Conley   44        Secretary  since  July  1992,  Corporate   Counsel
                              since July 1989 and Assistant Secretary  from 1988
                              to July 1992.

   Directors  shall  be  elected by  the  shareholders  at  each annual  meeting
(except directors may be elected at special meetings, such as the one held to approve the Merger on August 18, 1995) and shall hold office until the next annual meeting of shareholders. The Company's officers serve at the pleasure of the Board of Directors.

   Ronald G. Bruno has agreed to serve as a Director until August 18, 1998, subject to the customary right of a director to resign, pursuant to a Stockholders Agreement executed in connection with the Merger Agreement.

   Messrs. Kravis and Roberts are first cousins.




ITEM 11. EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid to or accrued by the Company during the Transition Period and the previous two fiscal years for (i)
William J. Bolton, the Chief Executive Officer and Chairman of the Board of
Directors, and the other four most highly compensated executive officers of the Company as of the end of the Transition Period, (ii) Ronald G. Bruno, who was succeeded as Chief Executive Officer and Chairman of the Board of Directors by Mr. Bolton and (iii) Paul F. Garrison and Glenn J. Griffin, each of whom resigned as executive officers of the Company during the Transition Period.


                                                                                                              Long-Term
                                                                                                             Compensation
                                                                     Transition Period Compensation             Awards
                                                                    ----------------------------------------- ----------
                                                                                                    Other     Options by
                                                                                                 Compensation   Number
          Name/Position                              Year            Salary (1)       Bonus (2)       (3)      of shares
- ----------------------------------------        ------------------  --------------- -----------    ---------  ----------
William J. Bolton                                 Transition 1996    $     169,200    $300,000        $-0-        -0-
  Chairman of the Board and CEO

David Clark                                       Transition 1996    $      47,439    $ 30,000        $-0-        -0-
  Senior Vice President - Operations

Michael F. Heintzman                              Transition 1996    $      53,644    $ 25,000        $-0-        -0-
  Senior Vice President -
  Merchandising

Lisa R. Kranc                                     Transition 1996    $       6,731    $    -0-        $-0-        -0-
  Senior Vice President -
  Marketing

R. Michael Conley                                 Transition 1996    $     107,700    $ 12,150   $ 49,898         -0-
  Secretary                                         Fiscal 1995            135,000      67,500         -0-     17,500
                                                    Fiscal 1994            110,000      16,500         -0-     17,500
                                                    Fiscal 1993            90,000       13,500         -0-     17,500

Ronald G. Bruno,                                  Transition 1996    $     118,800    $    -0-    $172,945        -0-
  Former Chairman of the Board and CEO              Fiscal 1995            325,000     162,500         -0-     50,000
                                                    Fiscal 1994            300,000      45,000         -0-     50,000
                                                    Fiscal 1993            305,769      45,000         -0-     50,000

Paul F. Garrison,                                 Transition 1996    $     164,500         -0-    $ 79,017        -0-
  Former President & Chief Operating Officer        Fiscal 1995            290,000    $145,000         -0-     25,000
                                                    Fiscal 1994            260,381      39,250         -0-     25,000
                                                    Fiscal 1993            259,904      38,250         -0-     25,000

Glenn J. Griffin,                                 Transition 1996    $     144,700         -0-      $ 79,017      -0-
  Former Executive Vice President,                  Fiscal 1995            255,000    $127,500         -0-     25,000
  CFO and Treasurer                                 Fiscal 1994            235,000      35,250         -0-     25,000
                                                    Fiscal 1993            239,520      35,250         -0-     25,000


                                                  All other Compensation
                                             ------------------------------
                                               Deferred  Employment  Profit
                                             Compensation Continuity Sharing
          Name/Position                          (4)        (5)       (6)
- ----------------------------------------       ---------  --------  -------
William J. Bolton                                 N/A        -0-      N/A
  Chairman of the Board and CEO

David Clark                                       N/A        -0-      N/A
  Senior Vice President - Operations

Michael F. Heintzman                              N/A        -0-      N/A
  Senior Vice President -
  Merchandising

Lisa R. Kranc                                     N/A        -0-      N/A
  Senior Vice President -
  Marketing

R. Michael Conley                              $730,900 $404,983    $2,200
  Secretary                                       5,377      -0-     3,000
                                                  4,725      -0-     5,060
                                                 17,153      -0-     2,070

Ronald G. Bruno,                             $1,700,300 $895,005    $2,400
  Former Chairman of the Board and CEO              -0-      -0-     3,000
                                                    -0-      -0-    11,617
                                                 51,607      -0-     7,015

Paul F. Garrison,                            $  390,700 $818,052    $3,000
  Former President & Chief Operating Officer    358,998      -0-     3,000
                                                 38,624      -0-    10,709
                                                235,841      -0-     5,963

Glenn J. Griffin,                            $1,184,000 $722,052    $2,900
  Former Executive Vice President, CFO and       29,028      -0-     3,000
    Treasuer                                      7,838      -0-    10,122
                                                 70,077      -0-     5,495

(1) The amounts listed in this column reflect the services provided during the Transition Period (i) by William J. Bolton beginning August 21, 1995, David Clark beginning November 13, 1995, Michael F. Heintzman beginning October 22, 1995 and Lisa R. Kranc beginning January 8, 1996, (ii) by R. Michael Conley throughout the Transition Period, (iii) by Ronald G. Bruno from July 2, 1995 through August 20, 1995, (iv) by Paul F. Garrison from July 2, 1995 through November 18, 1995 and (v) by Glenn J. Griffin from July 2, 1995 through November 18, 1995.

(2) The amounts listed in this column with respect to Messrs. Bolton, Clark and Heintzman represent payments of signing bonuses to each such executive upon the signing of their respective employment contracts. See "Employment Contracts with Executive Officers", below.

(3) The amounts listed in this column with respect to Messrs. Bruno, Conley, Garrison and Griffin represent payments by the Company for reimbursement of tax obligations incurred pursuant to the exercise of Company stock options in connection with the Merger.

(4) The amounts listed in this column represent the amounts accrued by the Company under Employment and Deferred Compensation Agreements to provide for deferred compensation benefits for its executives in connection with the Merger.

(5) The amounts listed in this column represent the amounts accrued by the Company under Employment Continuity Agreements to provide for compensation benefits to certain executives and employees in connection with the "change of control" precipitated by the Merger.

(6) The amounts listed in this column represent the Company's contributions under its Profit Sharing Plan.

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

   Base salary levels for the Company's executive officers, including the Chief Executive Officer, are set so that the overall cash compensation package for executive officers, including bonus opportunity, compares favorably to companies with which the Company competes for executive talent. In determining salaries, the Compensation Committee also takes into account a number of factors, which primarily include individual experience and performance, the officer's level of responsibility, the cost of living and historical salary levels. The measures of individual performance considered include, to the extent applicable to an individual executive officer, a number of quantitative and qualitative factors such as the Company's historical and recent financial performance, the individual's achievement of particular nonfinancial goals within his or her responsibility, and other contributions made by the officer to the Company's success. The Compensation Committee has not found it practicable to, and has not attempted to, assign relative weights to the specific factors considered in determining base salary levels, since the specific factors used may vary among officers. As is typical for most companies, payment of base salary amounts generally is not conditioned upon the achievement of any specific, pre-determined performance targets.

   In addition to base salary, each executive, including the Chief Executive Officer, may earn an incentive of up to 100% of such executive's base pay. The compensation policies of the Company are general and subjective both as to salary and as to the other components of the compensation program.

   The Company's compensation program also includes benefits typically offered to executives of similar businesses to promote management stability, consisting of a profit sharing plan, deferred compensation agreements and control change agreements.

   The Transition Period compensation of William J. Bolton, the Company's Chief Executive Officer and the Transition Period compensation of Ronald G. Bruno, the Company's former Chief Executive Officer, was based on factors applicable to the Company's executive officers, discussed above, as well as certain subjective factors, including the leadership provided by each of them in their role as Chief Executive Officer. The salaries of all of the executives are set based on a review of salaries paid by other retail supermarket chains of a similar size to that of the Company for executives of similar experience and skills. The Company uses compensation surveys of supermarket retailers as a competitive reference but does not determine its compensation practices according to survey salaries.

   Legislation enacted in 1993 imposes certain limits on the tax deductibility of executive compensation. The Committee's policy is to maximize the tax deductibility of executive compensation to the extent consistent with its responsibility to effectively compensate executives based on performance.

Compensation Committee

   Following the Merger, the Board of Directors of the Company approved the appointment of a Compensation Committee composed of Paul E. Raether, James H. Greene, Jr. and Nils P. Brous. Prior to the Merger, the Compensation Committee was comprised of Richard Cohn, Bart Starr and Judy Merritt, each a director of the Company at such time.

Compensation Committee Interlocks and Insider Participation

   Kohlberg Kravis Roberts & Co ("KKR"), which is an affiliate of KKR Associates, may receive investment banking fees for services rendered to the Company in connection with certain transactions. During the Transition Period, KKR received a fee of $15 million from the Company for arranging the Merger and the financing therefor. In addition, KKR renders management, consulting and financial services to the Company for an annual fee of $1 million plus expenses; $537,667, including expenses, was paid to KKR during the Transition Period. Messrs. Raether and Greene are general partners of KKR and Mr. Brous is an executive of KKR.

   Limited partnerships affiliated with KKR (the "Common Stock Partnerships") hold an aggregate of 20,833,333 million shares of Common Stock as well as Warrants to acquire 10 million additional shares to be issued upon exercise of the Warrants. These shares of Common Stock and the Warrants were acquired pursuant to the Merger in exchange for the stock of Crimson Acquisition Corp. owned by the Common Stock Partnerships. The Warrants are exercisable at a price of $12.00 per share, subject to adjustment. The general partner of the Common Stock Partnerships is KKR Associates, a New York limited partnership of which Paul E. Raether, and James H. Greene, Jr. are among the general partners. Mr. Brous is a limited partner of KKR Associates. KKR Associates has sole voting and investment power with respect to such shares.

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

Stock Option Plans

   Prior to the Merger, the Company maintained an Employee Incentive Stock Option Plan (the "Pre-Merger Employee Plan") for its employees and a Non-
Employee Director Stock Option Plan (the "Pre-Merger Director Plan" and, together with the Pre-Merger Employee Plan, the "Pre-Merger Plans"). No options were granted under the Pre-Merger Plans during the Transition Period. In connection with the Merger, all options granted under the Pre-Merger Plans vested and the Pre-Merger Plans were terminated. During the Transition Period, the Board of Directors approved the establishment of the 1996 Stock Purchase and Option Plan for Key Employees of Bruno's, Inc. and Subsidiaries (the "1996 Plan"). No options were awarded under the 1996 Plan during the Transition Period. Following the Transition Period, in connection with the 1996 Plan the Company and each of William J. Bolton, David Clark, Michael F. Heintzman and Lisa R. Kranc executed Non-Qualified Stock Option Agreements, pursuant to which Mr. Bolton, Mr. Clark, Mr. Heintzman and Ms. Kranc were granted options to purchase, at a price of $12.00 per share, up to 250,000 shares, 62,500 shares, 62,500 shares and 46,875 shares of Common Stock, respectively, which options shall become exercisable at a rate of 20% per year, subject, with respect to half of such options, to the attainment of certain annual and cumulative performance goals.

Aggregated Option Exercises and Option Values

   The following table shows information concerning the exercise of stock options granted pursuant to the Pre-Merger Option Plan during the Transition Period by each of the named executive officers. Immediately prior to the Merger, Messrs. Bruno, Garrison, Griffin and Conley exercised options granted to them pursuant to the Pre-Merger Option Plan. The following table shows information concerning such the exercise of such options during the Transition Period.

 Aggregated Option Exercises During Transition Period and Transition Period-End Option Values

                                    Shares                        Number of
                                   Acquired         Value        Options at
                                  on Exercise      Realized      Transition
             Name                  (Number)     (Dollars) (1)  Period-End (2)

        ---------------         --------------- ------------------------------

        William J. Bolton             0            $   0              0
        David Clark                   0                0              0
        Michael F. Heintzman          0                0              0
        Lisa R. Kranc                 0                0              0
        R. Michael Conley        52,500          138,219              0
        Ronald Bruno            150,000          364,550              0
        Paul F. Garrison         75,000          189,731              0
        Glenn J. Griffin         75,000          189,731              0


(1) The amounts listed in this column represent the dollar value received by each named executive officer upon exercise of his stock option in exchange for Common Stock and the subsequent conversion of each share of such Common Stock into $11.66 cash and 0.28336 shares of Common Stock pursuant to the terms of the Merger Agreement.
(2) With regard to options awarded and held following the Transition Period, see "Item 13. Certain Relationships and Related Transactions," below.

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


Employment Contracts with Executive Officers

   On August 21, 1995, William J. Bolton succeeded Ronald G. Bruno as the Company's Chairman and Chief Executive Officer. The Company and Mr. Bolton have entered into an employment agreement pursuant to which Mr. Bolton, among other things, (i) received a signing bonus of $300,000, (ii) will receive an annual base salary of $400,000 for three years commencing on September 1, 1995, (iii) will receive an annual bonus, subject to the attainment of certain performance goals, in an amount not to exceed 100% of his base salary, (iv) purchased $1,000,000 of Common Stock at $12.00 per share, which purchase was partially
funded  by  a  loan  from  the  Company,  (v)  will  participate  in   incentive
compensation plans of the Company, (vi) received relocation expenses and (vii) will receive the greater of eighteen month's base salary plus 150% of his target bonus or his base salary for the remainder of his employment agreement if he quits for good reason or if the Company terminates his employment without cause.

   During the Transition Period, the Company also entered into employment agreements with each of David Clark, Senior Vice President-Operations, Michael
F. Heintzman, Senior Vice President-Merchandising, and Lisa R. Kranc, Senior Vice President-Marketing (together, the "New Senior Executives"). Pursuant to these employment agreements, the New Senior Executives, among other things, (i) received, with respect to Mr. Clark, a signing bonus of $30,000, and with respect to Mr. Heintzman, a signing bonus of $25,000, (ii) will receive an annual base salary of $225,000 for Mr. Clark, $200,000 for Mr. Heintzman and $175,000 for Ms. Kranc, commencing on January 1, 1996 for Messrs. Clark and Heintzman (although Mr. Clark and Mr. Heintzman commenced their employment with the Company prior to such date) and on January 8, 1996 for Ms. Kranc, and continuing for a period of three years, (iii) will receive an annual bonus, subject to the attainment of certain performance goals, in an amount not to exceed 100% of such base salary, (iv) purchased $250,000, $250,000, and $187,500 of Common Stock, respectively, at $12.00 per share, which purchases were partially funded by a loan from the Company, (v) will participate in incentive compensation plans of the Company, (vi) received relocation expenses and (vii) will receive twelve month's base salary if he or she quits for good reason or if the Company terminates his or her employment without cause.

Other Agreements with Officers and Directors

   At the time of the Merger, five current or former executive officers of the Company, Ronald G. Bruno, Paul F. Garrison, Glenn J. Griffin, Kenneth J. Bruno, and R. Michael Conley (the "Pre-Merger Executive Officers"), along with 14 other current or former employees of the Company, were parties to Employment Continuity Agreements (the "Employment Continuity Agreements") with the Company which provide for lump sum cash payments equal to three times, in the case of Ronald G. Bruno, two times, in the case of the other Pre-Merger Executive Officers, and one time, in the case of the other employees, the sum of his annual base salary at the time of termination, plus his incentive compensation bonus for the year preceding termination. Benefits under the Employment Continuity Agreements were payable if a covered employee's employment is terminated by the employee for "good reason" or by the Company without "cause" within one year following a "change of control."

   At the time of the Merger, the Pre-Merger Executive Officers were also parties to Employment and Deferred Compensation Agreements (the "Deferred Compensation Agreements") with the Company. The Deferred Compensation Agreements provided for monthly payments of retirement benefits to such persons equal to 5% of the average annual compensation for the three fiscal years ended immediately prior to the initial payment date for a period of 180 months upon the earlier of retirement after age 65, retirement after 25 years of service, disability, death or the occurrence of an event which would entitle the employee to receive benefits under his Employment Continuity Agreement. In connection with its approval of the Merger, the Board of Directors of the Company approved the payment to the Pre-Merger Executive Officers of a lump sum payment, on termination of employment, of the benefits payable under the Deferred Compensation Agreements based on a discount rate of 8% per annum.

   Ronald G. Bruno remained as an officer of the Company after the Merger until the appointment of William J. Bolton as Chief Executive Officer. Kenneth J. Bruno resigned in late September 1995, Paul F. Garrison resigned in late November 1995 and Glenn J. Griffin resigned in late November 1995. R. Michael Conley has continued in the employ of the Company following the Merger in order to accomplish in an orderly fashion the transition of ownership of the Company contemplated by the Merger Agreement. In general, if Mr. Conley remains in the employ of the Company for at least one year following August 18, 1995 (or such shorter period as may be determined by the Board of Directors of the Company, as was the case with respect to Messrs. Ronald Bruno, Garrison, Griffin and Kenneth Bruno), he will be entitled to receive, on the earlier of (i) the thirtieth day after his replacement has commenced employment and (ii) August 18, 1996 (the "Date of Payment"), and each of Messrs Ronald Bruno, Garrison, Griffin and Kenneth Bruno have received, any amounts that would have been payable to him under the terms of his Employment Continuity Agreement as of the end of the fiscal year ending on July 1, 1995 if he had been terminated by the Company without Good Cause (as defined in the Employment Continuity Agreement) together with the retirement benefit that would have been payable to him under the terms of the relevant Deferred Compensation Agreement; provided that commencing on August 18, 1995 and continuing during the post-Merger employment period, Mr. Conley shall receive from the Company a monthly salary based on 13 pay periods equal to his total base salary and bonus for the fiscal year ended July 1, 1995, divided by 13 (provided that no further bonus or incentive compensation shall be payable for such periods).

   Shares of Common Stock held by officers and Directors of the Company on the date of the Merger were converted into the right to receive the same consideration as shares of Common Stock held by other shareholders. Company stock options held by officers and Directors of the Company were treated in the same manner as Company stock options held by other shareholders, except that no such officer or Director was entitled to a direct cash payment of the excess of $12.00 over the exercise price per share of such Company stock option. See "Aggregated Option Exercises and Option Values", above.

   Company stock options held by five former non-employee Directors of the Company at the time of the Merger (Benny M. LaRussa, Jr., Richard Cohn, Judy M. Merritt, J. Mason Davis, Jr. and Bart Starr), which had not as yet vested, vested as a result of the Merger, providing a benefit above the exercise price of those options of approximately $77,500 to each of such non-employee Directors for an aggregate gain of approximately $387,500.

   Pursuant to the Merger Agreement, the Company has agreed to indemnify all former Directors and officers of the Company and its subsidiaries and, subject to certain limitations, to maintain the directors' and officers' insurance and indemnification policy in effect on the date of the Merger, for six years following the date of the Merger.

Compensation of Directors

   Each member of the Board of Directors at the end of the Transition Period was paid a director's fee of $12,500 for his services from the date of the Merger through the end of the Transition Period. In addition, the Company paid $3,000 to each of Benny M. LaRussa Jr., Richard Cohn, Judy M. Merritt, J. Mason Davis and Bart Starr for their services as Directors of the Company from the beginning of the Transition Period through the date of the Merger. The Executive Committee, Audit Committee and the Compensation Committee are the only committees of the Board of Directors.

Shareholder Return

     The following graph provides a comparison of the five-year cumulative total return for the Company, the Standard & Poor's 500 Index, and a peer group of 23 companies(1). The comparison covers the period from the last trading day prior to the end of Bruno's fiscal year ended June 30, 1990 to the last trading day prior to the end of the Transition Period and assumes that $100 was invested at the beginning of such time span. The returns of each company have been weighted according to the companies' respective stock market capitalization.


(1) The selected peer group consists of the following companies: Albertson's, Inc., American Stores Co., Buttery Food and Drug Co., Delchamps, Inc., Eagle Food Centers, Food Lion, Inc., Giant Food, Inc., Great Atlantic and Pacific Tea Co., Hannaford Brothers Company, Ingles Markets, Kroger Co., Marsh Supermarkets, Ruddick Corp., Safeway, Inc., Seaway Food Town, Smith's Food & Drug Centers, Inc., Southland Corp., The Stop & Shop Companies, Inc., Supervalu, Inc., Village Supermarkets, Inc., Vons Companies, Weis Markets, Inc, and Winn Dixie Stores, Inc.


                                 [Graph]


              June 30, June 29, June 27,  July 3, July 2,  July 1,  January 27,
               1990      1991    1992      1993     1994     1995     1996
              -------- -------- --------  ------- -------  -------  ----------

Bruno's        $100    $125.55  $ 89.25  $ 63.16  $ 50.16  $ 82.58  $ 73.70
S&P 500         100     107.40   121.80   138.40   140.35   176.94   209.40
Peer Group      100     113.51   103.41   119.27   121.24   137.98   156.26

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 1, 1996 by (i) each director, (ii) the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company during the Transition Period, (iii) all executive officers and directors as a group and (iv) the Company's principal stockholders. Other than as set forth in the table below, there are no persons known to the Company to beneficially own more than 5% of the Common Stock.

                                                    Amount &
                                                 Nature of
                    Name and Address               Beneficial   Percentage of
                  of Beneficial Owner            Ownership      Common Stock

        ---------------------------------------- -------------  -------------

        Common Stock
        ------------
        KKR Associates  . . . . . . . . . . . .  30,833,333 (1)(2)     88%
         9 West 57th Street
         New York, NY 10019

        William J. Bolton . . . . . . . . . . .      83,333(3)         *
         P.O. Box 2486
         Birmingham, AL 35201

        Henry R. Kravis . . . . . . . . . . . .         -----          -----
         9 West 57th Street
         New York, NY 10019

        George R. Roberts . . . . . . . . . . .         -----          -----
         2800 Sand Hill Road
         Suite 200
         Menlo Park, CA 94025

        Paul E. Raether . . . . . . . . . . . .         -----          -----
         9 West 57th Street
         New York, NY 10019

        James H. Greene, Jr.  . . . . . . . . .         -----          -----
         2800 Sand Hill Road
         Suite 200
         Menlo Park, CA 94025

        Ronald G. Bruno . . . . . . . . . . . .      85,118(4)           *
         Two Perimeter Park South
         Suite 300 East
         Birmingham, AL 35243

        Robert G. Tobin . . . . . . . . . . . .         -----          -----
         1385 Hancock Street
         Quincy, MA 02169

        Nils P. Brous . . . . . . . . . . . . .         -----          -----
         9 West 57th Street
         New York, NY 10019

        David Clark . . . . . . . . . . . . . .      20,833(3)          *
         P.O. Box 2486
         Birmingham, AL 35201

        Michael F. Heintzman  . . . . . . . . .      20,833(3)         *
         P.O. Box 2486
         Birmingham, AL 35201

        Lisa R. Kranc . . . . . . . . . . . . .      15,625(3)         *
         P.O. Box 2486
         Birmingham, AL 35201

        R. Michael Conley . . . . . . . . . . .       1,710            *
         P.O. Box 2486
         Birmingham, AL 35201

        W. David Walters  . . . . . . . . . . .       -----          -----
         P.O. Box 2486
         Birmingham, AL 35201

        All executive officers and                  233,237            *
          directors as a group (15
          persons) (5)  . . . . . . . . . . . .
___________________

*  Owns less than 1% of the total outstanding Common Stock.

(1) Shares of Common Stock shown as owned by KKR Associates are owned of record by limited partnerships affiliated with KKR (the "Common Stock Partnerships") of which KKR Associates is the sole general partner and as to which it possesses sole voting and investment power. Messrs. Kravis, Roberts, Raether and Greene (all of whom are directors of the Company) and Robert I. MacDonnell, Michael W. Michelson, Saul A. Fox, Michael T. Tokarz, Perry Golkin, Clifton S. Robbins, Scott M. Stuart and Edward A. Gilhuly, as the general partners of KKR Associates, may be deemed to share beneficial ownership of such shares. Nils Brous is a limited partner of KKR Associates. Each of these individuals disclaims beneficial ownership of any shares owned by KKR Associates. Robert G. Tobin is a limited partner of one of the Common Stock Partnerships.

(2) Includes 10 million shares that will be issued by the Company upon exercise of the Warrants.

(3)  See "Employment Contracts with Executive Officers", above.

(4) Includes 33,024 shares owned directly by Ronald G. Bruno, 283 shares owned jointly with his wife, 176 shares owned by his wife, 1,325 shares held as a Trustee for his minor son and 50,310 shares held as co-trustee for various family members.

(5) Includes shares owned by the above-named executive officers and directors, as well as those owned by Paul F. Garrison and Glenn J. Griffin, each a former officer and director of the Company.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Following the Transition Period, in connection with the 1996 Plan the Company and each of William J. Bolton, David Clark, Michael F. Heintzman and Lisa R. Kranc executed (i) Management Stockholder's Agreements, pursuant to which, among other things, such officers purchased 83,333, 20,833, 20,833 and 15,625 shares of Common Stock (the "Management Shares") at a purchase price of $12.00 per share and received certain registration rights with respect to such Common Stock and (ii) Non-Qualified Stock Option Agreements, pursuant to which Mr. Bolton, Mr. Clark, Mr. Heintzman and Ms. Kranc were granted options to purchase, at a price of $12.00 per share, up to 250,000 shares, 62,500 shares, 62,500 shares and 46,875 shares of Common Stock, respectively, which options shall become exercisable at a rate of 20% per year, subject, with respect to half of such options, to the attainment of certain annual and cumulative performance goals.

   In connection with their purchases of the Management Shares pursuant to the 1996 Plan, the Company extended loans on February 15, 1996 to Mr. Bolton, Mr. Heintzman and Ms. Kranc, and on March 13, 1996 to Mr. Clark, in the amounts of $443,253, $125,000, $93,750 and $125,000, respectively. Each loan accrues interest at 5.65%, is payable upon the disposition of any of the Management Shares by each such executive and is secured by the Common Stock held by each such executive.

   KKR, which is an affiliate of KKR Associates, may receive investment banking fees for services rendered to the Company in connection with certain transactions. During the Transition Period, KKR received a fee of $15 million from the Company for arranging the Merger and the financing therefor. In addition, KKR renders management, consulting and financial services to the Company for an annual fee of $1 million plus expenses; $537,667, including expenses, was paid to KKR during the Transition Period. Messrs. Raether and Greene are general partners of KKR and Mr. Brous is an executive of KKR.

   The Common Stock Partnerships hold an aggregate of 20,833,333 million shares of Common Stock as well as Warrants to acquire 10 million additional shares to be issued upon exercise of the Warrants. These shares of Common Stock and the Warrants were acquired pursuant to the Merger in exchange for the stock of Crimson Acquisition Corp. owned by the Common Stock Partnerships. The Warrants are exercisable at a price of $12.00 per share, subject to adjustment. The general partner of the Common Stock Partnerships is KKR Associates, a New York limited partnership of which Henry R. Kravis, George R. Roberts, Paul E. Raether, Robert I. MacDonnell, Michael W. Michelson, Saul A. Fox, James H. Greene, Jr., Michael T. Tokarz, Perry Golkin, Clifton S. Robbins, Scott M. Stuart and Edward A. Gilhuly are the general partners. KKR Associates has sole voting and investment power with respect to such shares.

   The Common Stock Partnerships have the right, under certain circumstances and subject to certain conditions, to require the Company to register under the Securities Act of 1933, as amended, shares of Common Stock and Warrants held by them. The Common Stock Partnerships have both demand and "piggyback" registration rights. Under the agreements providing for registration rights, the Company will pay all expenses in connection with any such registration. The Common Stock Partnership have informed the Company that they have no present intention of exercising their registration rights.

   Prior to becoming a Director of the Company, Robert G. Tobin received a fee of $200,000 from the Company for services rendered in connection with the Merger.

   During the Transition Period, the Company purchased $133,622.12 of inventory from C&M Food Distributors, Inc., a corporation which is owned by Benny M. LaRussa, Jr., a former director of the Company, and his children.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
   The following is an index of the financial statements, schedules and exhibits included in this Report or Incorporated herein by reference:

(a)  1. Financial Statements:

     Consolidated Balance Sheets as of January 27, 1996, July 1, 1995 and July 2, 1994.

     Consolidated Statements of Operations for the Transition Period Ended January 27, 1996 and the Fiscal Years Ended July 1, 1995, July 2, 1994 and July 3, 1993.

     Consolidated Statements of Shareholders' Investment (Deficiency in Net Assets) for the Transition Period Ended January 27, 1996 and the Fiscal Years Ended July 1, 1995, July 2, 1994 and July 3, 1993.

     Consolidated Statements of Cash Flows for the Transition Period Ended January 27, 1996 and the Fiscal Years Ended July 1, 1995, July 2, 1994 and July 3, 1993.

     Notes to Consolidated Financial Statements

     Reports of Independent Public Accountants
     Management's Report

     Unaudited Quarterly Financial Data

   2. Schedules to Financial Statements
     None

   3. Exhibits

   The following is an index of the exhibits included in this Annual Report on Form 10-K or incorporated herein by reference:

    2 Agreement and Plan of Merger dated as of April 20, 1995 between Crimson Acquisition Corp. and Bruno's, Inc. (the "Company"), as amended on May 18, 1995 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 27, 1995 and Exhibit 10.1 to the Current Report on Form 8-K/A dated May 18, 1995).

    3.1  Amended   and  Restated  Articles  of   Incorporation  of  the  Company
         (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K, dated July 1, 1995).

    3.2 By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K, dated July 1, 1995).

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

    4.3 Warrant, dated August 18, 1995, to purchase 9,917,400 shares of Common Stock of the Company (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K, dated July 1, 1995).

    4.4 Warrant, dated August 18, 1995, to purchase 82,600 shares of Common Stock of the Company (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K, dated July 1, 1995).

    4.5 Registration Rights Agreement, dated August 18, 1995, among Crimson Acquisition Corp., Crimson Associates, L.P. ("Crimson Associates") and KKR Partners II, L.P. ("KKR Partners II") (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K, dated July 1, 1995).

    10.1 Credit Agreement, dated as of August 18, 1995, among the Issuer, the several lenders from time to time parties thereto and Chemical Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A dated August 24, 1995).

    10.2 Amended and Restated Group Term Life Insurance Plan of Bruno's, Inc., dated March 15, 1984 (incorporated by reference to Exhibit 10(h) of the Company's Annual Report on Form 10-K, dated August 27, 1985).

    10.3 Second Amended and Restated Bruno's, Inc. Employee Stock Option Plan dated October 20, 1989 (incorporated by reference to Exhibit 28 of Amendment No. 2 to the Form S-8 Registration Statement (No. 2-81642) of the Company).

    10.4   Bruno's,  Inc.  Profit  Sharing  Retirement   Plan  (incorporated  by
           reference to Exhibit 10(h) of the Company's Annual Report on Form 10-K, dated August 9, 1989).

    10.5 Form of Restricted Stock Bonus Plan of Bruno's, Inc. (incorporated by reference to Exhibit 10(o) of the Company's Annual Report on Form 10-K, dated September 30, 1988).

    10.6 Joint Venture Agreement for PM Associates between SSS Enterprises, Inc. and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.2 to Form S-1 (No. 33-12239) of Piggly Wiggly Southern, Inc.).

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

    10.18 Amendment to 1994 Employment and Deferred Compensation Agreement dated June 9, 1995, by and between the Company and Ronald G. Bruno (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 22, 1995).

    10.19 Amendment to 1994 Employment and Deferred Compensation Agreement dated June 9, 1995, by and between the Company and Paul F. Garrison (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated June 22, 1995).

    10.20 Amendment to 1994 Employment and Deferred Compensation Agreement dated June 9, 1995, by and between the Company and Glenn J. Griffin (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated June 22, 1995).

    10.21 Amendment to 1994 Employment and Deferred Compensation Agreement dated June 9, 1995, by and between the Company and Kenneth J. Bruno (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated June 22, 1995).

    10.22 Amendment to 1994 Employment and Deferred Compensation Agreement, dated June 9, 1995, by and between the Company and R. Michael Conley (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated June 22, 1995).

    10.23 Amendment to Employment Continuity Agreement, dated June 9, 1995, by and between the Company and Ronald G. Bruno (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K dated June 22, 1995).

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


    10.28 Employment Agreement, dated August 21, 1995, between the Company and William J. Bolton (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K, dated July 1, 1995).

    10.29 Employment Agreement, dated February 6, 1996, between the Company and David Clark.

    10.30 Employment Agreement, dated January 20, 1996, between the Company and Michael F. Heintzman.

    10.31 Employment Agreement, dated December 18, 1995, between the Company and Lisa R. Kranc.

    10.32 1996 Stock Purchase and Option Plan for Key Employees of Bruno's, Inc. and Subsidiaries.

    10.33 Management Stockholder's Agreement, dated as of February 15, 1996, between the Company and William J. Bolton.

    10.34 Non-Qualified Stock Option Agreement, dated as of February 15, 1996, between the Company and William J. Bolton.

    10.35 Schedule of Terms of Management Stockholder's Agreements and Non-Qualified Stock Option Agreements executed by each of David Clark, Michael F. Heintzman and Lisa R. Kranc.

    16     Letter re change in certifying accountant.

    22 List of Subsidiaries (incorporated by reference to Exhibit 22 to the Company's Annual Report on Form 10-K, dated July 1, 1995).

    24.1   Consent of Deloitte & Touche LLP.

    24.2   Consent of Arthur Andersen LLP.

    27     Financial Data Schedule.

(b)  Reports on Form 8-K:

   During the period from September 23, 1995 until January 27, 1996, the following reports on Form 8-K were filed by the Company:

     Current Report on Form 8-K dated September 29, 1995 (change in Company's certifying accountant)

     Current Report on Form 8-K dated December 21, 1995 (change in Company's fiscal year)

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bruno's, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BRUNO'S, INC.
                                        (Registrant)

                                        By  /s/ WILLIAM J. BOLTON
                                           --------------------------------
                                          William J. Bolton,
                                          Chairman of the Board and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                        By  /s/ WILLIAM D. WALTERS
                                           --------------------------------
                                          William D. Walters
                                          Vice   President,  Acting   Chief
                                          Financial Officer and Controller
                                          (Principal Financial  Officer and
                                          Controller)


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


               Signature                Capacity          Date

             -------------            ------------       ------


         /s/ WILLIAM J. BOLTON     Director, Chairman     April 25, 1996
        ------------------------   of the Board and
        (William J. Bolton)        Chief Executive
                                   Officer
                                   (Principal
                                   Executive Officer)



         /s/ HENRY R. KRAVIS       Director               April 25, 1996
        ------------------------
         (Henry R. Kravis)


         /s/ GEORGE R. ROBERTS     Director               April 25, 1996
        ------------------------
         (George R. Roberts)

         /s/ PAUL E. RAETHER       Director               April 25, 1996
        ------------------------
         (Paul E. Raether)


         /s/ JAMES H. GREENE, JR.  Director               April 25, 1996
        ---------------------
         (James H. Greene, Jr.)


         /s/ NILS P. BROUS         Director               April 25, 1996
        ------------------------
         (Nils P. Brous)

        /s/ RONALD G. BRUNO        Director               April 25, 1996
        ------------------------
         (Ronald G. Bruno)



        /s/ ROBERT G. TOBIN        Director               April 25, 1996
        ------------------------
         (Robert G. Tobin)


        /s/ WILLIAM D. WALTERS     Vice President,        April 25, 1996
        -------------------------  Acting Chief
        (William D. Walters)       Financial Officer
                                   and Controller
                                   (Principal
                                   Financial and
                                   Controller)

                              EXHIBIT INDEX


Index No.                          Description
- ---------                          -----------

   2 Agreement and Plan of Merger dated as of April 20, 1995 between Crimson Acquisition Corp. and Bruno's, Inc. (the "Company"), as amended on May 18, 1995 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 27, 1995 and Exhibit 10.1 to the Current Report on Form 8-K/A dated May 18, 1995).

   3.1  Amended   and  Restated  Articles  of   Incorporation  of  the  Company
        (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K, dated July 1, 1995).

   3.2 By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K, dated July 1, 1995).

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

   4.3 Warrant, dated August 18, 1995, to purchase 9,917,400 shares of Common Stock of the Company (incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K, dated July 1, 1995).

   4.4 Warrant, dated August 18, 1995, to purchase 82,600 shares of Common Stock of the Company (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K, dated July 1, 1995).

   4.5 Registration Rights Agreement, dated August 18, 1995, among Crimson Acquisition Corp., Crimson Associates, L.P. ("Crimson Associates") and KKR Partners II, L.P. ("KKR Partners II") (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K, dated July 1, 1995).

   10.1 Credit Agreement, dated as of August 18, 1995, among the Issuer, the several lenders from time to time parties thereto and Chemical Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A dated August 24, 1995).

   10.2 Amended and Restated Group Term Life Insurance Plan of Bruno's, Inc., dated March 15, 1984 (incorporated by reference to Exhibit 10(h) of the Company's Annual Report on Form 10-K, dated August 27, 1985).

   10.3 Second Amended and Restated Bruno's, Inc. Employee Stock Option Plan dated October 20, 1989 (incorporated by reference to Exhibit 28 of Amendment No. 2 to the Form S-8 Registration Statement (No. 2-81642) of the Company).

   10.4   Bruno's,  Inc.  Profit  Sharing  Retirement   Plan  (incorporated  by
          reference to Exhibit 10(h) of the Company's Annual Report on Form 10-K, dated August 9, 1989).

   10.5 Form of Restricted Stock Bonus Plan of Bruno's, Inc. (incorporated by reference to Exhibit 10(o) of the Company's Annual Report on Form 10-K, dated September 30, 1988).

   10.6 Joint Venture Agreement for PM Associates between SSS Enterprises, Inc. and Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.2 to Form S-1 (No. 33-12239) of Piggly Wiggly Southern, Inc.).

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

   10.18 Amendment to 1994 Employment and Deferred Compensation Agreement dated June 9, 1995, by and between the Company and Ronald G. Bruno (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 22, 1995).

   10.19 Amendment to 1994 Employment and Deferred Compensation Agreement dated June 9, 1995, by and between the Company and Paul F. Garrison (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated June 22, 1995).

   10.20 Amendment to 1994 Employment and Deferred Compensation Agreement dated June 9, 1995, by and between the Company and Glenn J. Griffin (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated June 22, 1995).

   10.21 Amendment to 1994 Employment and Deferred Compensation Agreement dated June 9, 1995, by and between the Company and Kenneth J. Bruno (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated June 22, 1995).

   10.22 Amendment to 1994 Employment and Deferred Compensation Agreement, dated June 9, 1995, by and between the Company and R. Michael Conley (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated June 22, 1995).

   10.23 Amendment to Employment Continuity Agreement, dated June 9, 1995, by and between the Company and Ronald G. Bruno (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K dated June 22, 1995).

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


   10.28 Employment Agreement, dated August 21, 1995, between the Company and William J. Bolton (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K, dated July 1, 1995).

   10.29 Employment Agreement, dated February 6, 1996, between the Company and David Clark.

   10.30 Employment Agreement, dated January 20, 1996, between the Company and Michael F. Heintzman.

   10.31 Employment Agreement, dated December 18, 1995, between the Company and Lisa R. Kranc.

   10.32 1996 Stock Purchase and Option Plan for Key Employees of Bruno's, Inc. and Subsidiaries.

   10.33 Management Stockholder's Agreement, dated as of February 15, 1996, between the Company and William J. Bolton.

   10.34 Non-Qualified Stock Option Agreement, dated as of February 15, 1996, between the Company and William J. Bolton.

   10.35 Schedule of Terms of Management Stockholder's Agreements and Non-Qualified Stock Option Agreements executed by each of David Clark, Michael F. Heintzman and Lisa R. Kranc.

   16     Letter re change in certifying accountant.

   22 List of Subsidiaries (incorporated by reference to Exhibit 22 to the Company's Annual Report on Form 10-K, dated July 1, 1995).

   24.1   Consent of Deloitte & Touche LLP.

   24.2   Consent of Arthur Andersen LLP.

   27     Financial Data Schedule.