Form 10-Q
period 1996-04-27
BRUNOS INC
filed 1996-06-11
CIK 14920

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

       Quarterly Report Under Section 13 or 15 (d) of
           The Securities and Exchange Act of 1934


QUARTER ENDED      April 27, 1996      COMMISSION FILE NO. 0-6544

                        BRUNO'S, INC.

STATE OF INCORPORATION ALABAMA   I.R.S. EMPLOYER I.D. NO. 63-0411801

 ADDRESS OF PRINCIPAL EXECUTIVE OFFICE (INCLUDING ZIP CODE)

      800  Lakeshore Parkway, Birmingham, Alabama 35211

      REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE

                       (205)  940-9400

OUTSTANDING COMMON STOCK AS OF  April 27, 1996 is 25,147,639







Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   (X)     No    (  )

                                                    Commission File No. 0-6544


                        BRUNO'S, INC.


                            Index


                                                                Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

  Condensed Consolidated Balance Sheets at
     April 27, 1996 and January 27, 1996                            2

  Condensed Consolidated Statements of Operations for the
    Thirteen (13) Week Period Ended April 27, 1996
    and  the Fourteen (14) Week Period Ended April 8, 1995          3

  Condensed Consolidated Statements of Cash Flows for the
    Thirteen (13) Week Period Ended April 27, 1996
    and  the Fourteen (14) Week Period Ended April 8, 1995          4

  Notes to Condensed Consolidated Financial Statements             5-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                      8-10

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                         11

Item 2.  Change in Securities                                      11

Item 3.  Defaults Upon Senior Securities                           11

Item 4.  Other Information                                         11

                                                                Commission File No. 0-6544
BRUNO'S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF APRIL 27, 1996 AND JANUARY 27, 1996
(In Thousands Except Share and Per Share Amounts)
- - -------------------------------------------------------------------------------------------
                                                       April 27,          January 27,
                                                         1996                1996
                                                      (unaudited)
                                                    -------------        -------------
ASSETS:
 Current assets:
  Cash and cash equivalents                         $     65,517         $     57,387
  Receivables                                             28,149               25,294
  Inventories, net of LIFO reserve of $9,655 and
   and $8,905, respectively                              207,492              215,589
  Prepaid expenses                                        10,490               11,225
  Deferred income taxes                                    7,544                6,733
                                                    -------------        -------------
   Total current assets                                  319,192              316,228
                                                    -------------        -------------
 Property and equipment, net                             493,420              491,664
                                                    -------------        -------------
 Intangibles and other assets, net                        64,580               65,254
                                                    -------------        -------------
    Total                                           $    877,192         $    873,146
                                                    =============        =============
LIABILITIES AND DEFICIENCY IN NET ASSETS:
 Current liabilities:
  Current maturities of long-term debt and
   capitalized lease obligations                    $      1,936         $      1,938
  Accounts payable                                       159,745              167,283
  Accrued income taxes                                       495                  583
  Accrued payroll and related expenses                    16,555               17,975
  Other accrued expenses                                  58,480               62,736
                                                    -------------        -------------
   Total current liabilities                             237,211              250,515
                                                    -------------        -------------
 Noncurrent liabilities:
  Long-term debt                                         834,147              834,223
  Capitalized lease obligations                           17,559               17,963
  Deferred income taxes                                   24,461               21,082
  Other noncurrent liabilities                            38,521               29,947
  Deferred compensation                                      759                  759
                                                    -------------        -------------
   Total noncurrent liabilities                          915,447              903,974
                                                    -------------        -------------
 Deficiency in net assets:
  Common Stock, $.01 par value, 60,000,000                   251                  250
   shares authorized; 25,147,639 and 25,007,015
   issued and outstanding, respectively
  Paid-in capital                                       (590,410)            (592,096)
  Retained earnings                                      314,693              310,503
                                                    -------------        -------------
   Total deficiency in net assets                       (275,466)            (281,343)
                                                    -------------        -------------
    Total                                           $    877,192         $    873,146
                                                    =============        =============

See notes to condensed consolidated financial statements.

                                                                Commission File No. 0-6544
BRUNO'S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRTEEN WEEK PERIOD ENDED APRIL 27, 1996
AND THE FOURTEEN WEEK PERIOD ENDED APRIL 8, 1995
(In Thousands Except Share and Per Share Amounts)
- - -------------------------------------------------------------------------------------------
                                                             April 27,         April 8,
                                                               1996              1995
                                                            (13 Weeks)        (14 Weeks)
                                                           (unaudited)       (unaudited)
                                                         --------------    --------------
NET SALES                                                $     732,721     $     763,274
                                                         --------------    --------------
COST AND EXPENSES:
 Cost of products sold                                         554,124           588,246
 Store operating, selling and administrative expenses          136,993           162,717
 Depreciation and amortization                                  13,706            13,491
 Interest expense, net                                          21,140             6,199
                                                         --------------    --------------
    Total cost and expenses                                    725,963           770,653
                                                         --------------    --------------
    Income (loss) before provision for income taxes              6,758            (7,379)

INCOME TAXES (BENEFIT)                                           2,568            (2,804)
                                                         --------------    --------------

    Net income (loss)                                    $       4,190     $      (4,575)
                                                         ==============    ==============

NET INCOME (LOSS) PER COMMON SHARE                       $        0.17     $       (0.06)
                                                         ==============    ==============
CASH DIVIDENDS PER COMMON SHARE                          $         -       $       0.065
                                                         ==============    ==============

See notes to condensed consolidated financial statements.

                                                                Commission File No. 0-6544
BRUNO'S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTEEN WEEK PERIOD ENDED APRIL 27, 1996
AND THE FOURTEEN WEEK PERIOD ENDED APRIL 8, 1995
(Amounts In Thousands)
- - -------------------------------------------------------------------------------------------
                                                               April 27,       April 8,
                                                                 1996            1995
                                                              (13 Weeks)      (14 Weeks)
                                                             (unaudited)     (unaudited)
                                                            ------------    ------------
OPERATING ACTIVITIES:
 Net income (loss)                                          $     4,190     $    (4,575)
 Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation and amortization                                  13,706          13,491
  LIFO provision                                                    750             398
  Change in assets and liabilities                                3,571          37,968
                                                            ------------    ------------
   Total adjustments                                             18,027          51,857
                                                            ------------    ------------
   Net cash provided by operating activities                     22,217          47,282
                                                            ------------    ------------
INVESTING ACTIVITIES:
 Proceeds from sale of property                                     --            1,062
 Capital expenditures                                           (15,292)        (12,247)
                                                            ------------    ------------
   Net cash used in investing activities                        (15,292)        (11,185)
                                                            ------------    ------------
FINANCING ACTIVITIES:
 Reductions of long-term debt                                      (482)        (15,676)
 Sale of common stock                                             1,687             --
 Dividends paid                                                     --           (5,077)
                                                            ------------    ------------
   Net cash provided by (used in) financing activities            1,205         (20,753)
                                                            ------------    ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                         8,130          15,344

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   57,387           5,486
                                                            ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $    65,517     $    20,830
                                                            ============    ============

See notes to condensed consolidated financial statements.

                                                    Commission File No. 0-6544

BRUNO'S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEK PERIOD ENDED APRIL 27, 1996
AND THE FOURTEEN WEEK PERIOD ENDED APRIL 8, 1995
(In Thousands Except  Share and Per Share Amounts)


1.  BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial state-ments include the accounts of Bruno's, Inc. and its wholly-owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

   In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the consolidated financial position and results of operations of the Company for the interim periods. The Company changed its fiscal year to a 52 or 53 week year ending on the Saturday closest to January 31 from the Saturday closest to June 30. As a result of the change in year end, a Transition Report on Form 10-K was filed for the thirty week period ended January 27, 1996 which included comparative unaudited results of operations for the thirty week period ended January 28, 1995. The unaudited condensed statement of cash flows with respect to the same period is presented in
Note 4 of this Form 10-Q.

   Due to the change in year end described above, the consolidated statements of operations compare the thirteen
(13) week period ended April 27, 1996 to the fourteen (14) week period ended April 8, 1995. The results of operations of the Company for the thirteen weeks ended April 27, 1996, are not necessarily indicative of the results which may be expected for the entire year.

2.  INCOME (LOSS) PER SHARE

  Income (loss) per share was computed based on the weighted average number of common shares outstanding during the respective periods (25,110,952 and 77,503,000, respectively). As a result of the merger of Crimson Acquisition Corp. with and into the Company on August, 18, 1995, 25,147,639 shares are outstanding at April 27, 1996.
Stock options outstanding during the period ended April 8, 1995 are common stock equivalents but were excluded from income (loss) per common share computations as their effect was either not material or would be antidilutive to the calculation of net income (loss) per share.

3.  CONTINGENCIES

  In 1991, the Company received a favorable termination letter with respect to the termination of the employee pension plan of a supermarket chain acquired by the Company in 1989.
Pursuant to that termination, distributions were made to all participants of that employee pension plan. After all of the benefit liabilities were paid, remaining plan assets of approximately $2,700 were transferred to the Company as a reversion of excess pension assets. On June 15, 1992, the Company received a letter from the Pension Benefit Guaranty Corporation ("PBGC") contending that inappropriate actuarial assumptions were used to determine the value of the employees' benefits

                                                    Commission File No. 0-6544

distributed and that additional distributions must be made to numerous former participants of said plan. In August 1994, the Company filed suit in the U.S. District Court for the Northern District of Alabama challenging the PBGC's determination. In
April 1995, the District Court entered summary judgment against the Company and in favor of the PBGC. The Company appealed the District Court's ruling to the U.S. Court of Appeals for the Eleventh Circuit which ruled against the Company. At April 27, 1996, the Company had provided a $2,700 liability for this matter in its consolidated financial statements.

   In addition, the Company is a party to various legal and taxing authority proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

                                                                Commission File No. 0-6544
4.ADDITIONAL FINANCIAL INFORMATION

BRUNO'S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THRITY WEEK PERIODS ENDED JANUARY 27, 1996 AND JANUARY 28, 1995
(Amounts In Thousands)
- - -------------------------------------------------------------------------------------------
                                                            January 27,     January 28,
                                                               1996            1995
                                                            (30 Weeks)      (30 Weeks)
                                                                            (unaudited)
                                                            -----------     -----------
OPERATING ACTIVITIES:
  Net income (loss)                                         $  (81,201)     $   27,978
  Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation and amortization                               35,453          32,156
    LIFO provision                                               1,641             883
    Increase in self-insurance                                  15,000             148
    Impairment of long-lived assets                             35,411              -
    Change in inventories                                       32,536           2,184
    Change in accounts payable                                  52,622         (10,526)
    Change in assets and liabilities                             6,470           1,806
                                                            -----------     -----------
      Total adjustments                                        179,133          26,651
                                                            -----------     -----------
      Net cash provided by operating activities                 97,932          54,629
                                                            -----------     -----------
INVESTING ACTIVITIES:
  Proceeds from sale of property                                   911          22,911
  Capital Expenditures                                         (26,437)        (30,821)
                                                            -----------     -----------
      Net cash used in investing activities                    (25,526)         (7,910)
                                                            -----------     -----------
FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                     875,000
  Debt issuance costs                                          (39,900)
  Reductions of long-term debt                                (246,079)        (48,101)
  Redemption of common stock                                  (879,956)
  Sale of common stock                                         250,000               5
  Purchase of treasury stock                                                    (4,679)
  Dividends paid                                                               (10,152)
                                                            -----------     -----------
      Net cash used in financing activities                    (40,935)        (62,927)
                                                            -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            31,471         (16,208)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  25,916          30,259
                                                            -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $   57,387      $   14,051
                                                            ===========     ===========

                                                                                Commission File No. 0-6544
ITEM II

BRUNO'S, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of significant factors affecting the Company's earnings during the periods included in the accompanying condensed consolidated statements of operations.
The period ended April 27,1996 is a thirteen week period and the period ended April 8, 1995 is a fourteen week period and accordingly, certain of the period-to-period changes are a consequence of such difference.

A table showing the percentage of net sales represented by certain items in the Company's condensed consolidated statements of operations is as follows:
                                                                          April 27,         April 8,
                                                                            1996             1995
                                                                         (13 Weeks)        (14 Weeks)
 Net sales                                                                 100.00%           100.00%
 Cost of products sold                                                      75.63%            77.07%

 Store operations, selling, and administrative expenses                     18.70%            21.32%
                                                                        ----------        ----------
 EBITDA                                                                      5.67%             1.61%

 Depreciation and amortization                                               1.86%             1.77%
 Interest expense, net                                                       2.89%             0.81%
                                                                        ----------        ----------
 Income (loss) before provision for income taxes                             0.92%            -0.97%
 Income taxes (benefit)                                                      0.35%            -0.37%
                                                                        ----------        ----------
 Net income (loss)                                                           0.57%            -0.60%
                                                                        ==========        ==========

A summary of the period to period changes in certain items included in the condensed statements of operations is as follows:
                                                                            Increase (Decrease)

                                                                    Dollars in Thousands    Percentage
                                                                      Except Per Share        Change
                                                                           Amounts
                                                                    --------------------    ----------
Net sales                                                                $   (30,553)          -4.00%
Cost of products sold                                                        (34,122)          -5.80%
Store operating, selling, and administrative expense                         (25,724)         -15.81%
                                                                         ------------
EBITDA                                                                        29,293          237.94%

Depreciation and amortization                                                    215            1.59%
Interest expense, net                                                         14,941          241.02%
                                                                         ------------
Income (loss) before provision for income taxes                               14,137            N/A
Income taxes (benefit)                                                         5,372            N/A
                                                                         ------------
Net income (loss)                                                        $     8,765            N/A
                                                                         ============
Net income (loss) per common share                                       $      0.23            N/A
                                                                         ============

                                                    Commission File No. 0-6544


                        BRUNO'S, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   (Dollars in Thousands)

RESULTS OF OPERATIONS

Net Sales

The period ended April 8,1995 included fourteen weeks, whereas the quarter ended April 27, 1996 included thirteen
weeks.   Excluding the impact of the fourteenth week in  the
period  ended April 8, 1995, sales increased by  $23,966  or
3.4%.    The  increase  was  due  to  increased  promotional
activities and the inclusion of Easter in the quarter ended April 27, 1996, whereas Easter fell in the quarter ended July 1, 1995 during the prior year. The Company does not report results of operations for the thirteen weeks ended April 29, 1995, however, same store sales increased 1.5% for the thirteen weeks ended April 27, 1996 compared to the thirteen weeks ended April 29, 1995.

Gross Profit

Gross profit (net sales less cost of products sold) as a percentage of net sales for the quarter ended April 27, 1996 was 24.4% as compared to 22.9% for the quarter ended April
8, 1995. The increase in gross profit was primarily due to an increased sales mix of higher margin perishable products. Gross profit was also positively impacted by the implementation of a new distribution center ordering system. Gross profit in the prior year was adversely impacted by the Company recognizing a lower level of vendor allowances in the quarter ended April 8, 1995 as compared to the 1996 period.

Store Operating, Selling and Administrative Expenses

Store operating, selling and administrative expenses as a percentage of net sales was 18.7% for the first quarter of fiscal 1996 compared to 21.3% for the quarter ended April 8, 1995. The decline was primarily the result of an unusual adjustment recorded in the quarter ended April 8, 1995 to increase the self-insurance reserve by $22,178.

Excluding the self-insurance adjustment, store operating, selling and administrative expenses as a percentage of net sales increased to 18.7% for the thirteen (13) weeks ended April 27, 1996 from 18.4% for the fourteen (14) weeks ended April 8, 1995 due to costs associated with increased promotional activities.


Earnings   Before   Interest,   Taxes,   Depreciation,   and
Amortization (EBITDA)

EBITDA increased $29,293 or 237.94% in the thirteen week period ended April 27, 1996 compared to the fourteen week period ended April 8, 1995. The quarter ended April 8, 1995 included the adjustment to increase the Company's self-insurance reserve and a lower level of vendor allowances as compared to the 1996 period.

                                                    Commission File No. 0-6544


Interest  Expense, Net

The $14,941 increase in net interest expense in the quarter ended April 27, 1996, as compared to the quarter ended April 8, 1995, resulted from the Company's increase in long-term debt from $246,917 at April 8, 1995 to $853,642 at April 27,
1996. The increase in long-term debt is attributable to financing incurred in connection with the Company's merger with Crimson Acquisition Corp. on August 18, 1995 (the "Merger").

Income Taxes

The Company's effective income tax rate remained at 38% during the thirteen week period ended April 27, 1996 and the fourteen week period ended April 8, 1995.

Liquidity and Capital Resources

Historically,   the  Company  has  funded  working   capital
requirements,   capital   expenditures   and   other    cash
requirements  primarily through cash flow  from  operations.
Operating   activities   generated  $22,217   and   $47,282,
respectively, in cash in each of the periods ended April 27, 1996 and April 8, 1995. The Company believes that operating cash flows will be sufficient to fund store expansion and working capital needs; however, should the Company need additional cash, it has a $125 million undrawn revolving credit
facility  available.   There were no borrowings  outstanding
under  this  facility during the thirteen week period  ended
April 27, 1996.

Cash flows used in investing activities were $15,292 and $11,185 for the comparable periods ended April 27, 1996 and April 8, 1995, respectively. Capital expenditures were $15,292 in the quarter ended April 27, 1996 compared to $12,247 in the quarter ended April 8, 1995. The Company's capital expenditures are primarily related to the opening of new stores, the remodeling of existing stores and investments in purchasing and warehousing systems technology. The Company believes that capital expenditures for the remainder of fiscal 1996 will be financed through cash flows from operations, existing cash balances, and if necessary, borrowings under its revolving credit facility.

The   Company  generated  $1,205  in  cash  from   financing
activities which was attributable to a $1,687 management equity contribution that was partially offset by $482 in long term debt repayments.

The Company's financing arrangements contain certain restrictions which limit its ability to make future borrowings beyond the amounts currently available.

                                                    Commission File No. 0-6544


PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

   In 1991, the Company received a favorable termination letter with respect to the termination of the employee
pension   plan  of  a  supermarket  chain  acquired  by  the
Company    in   1989.    Pursuant   to   that   termination,
distributions were made to all participants of that employee
pension  plan.   After all of the benefit  liabilities  were
paid, remaining plan assets of approximately $2,700 were transferred to the Company as a reversion of excess pension
assets.   On  June 15, 1992, the Company received  a  letter
from the Pension Benefit Guaranty Corporation ("PBGC") contending that inappropriate actuarial assumptions were used to determine the value of the employees' benefits distributed and that additional distributions must be made to numerous former participants  of  said plan.  In August
1994,  the  Company filed  suit  in the U.S. District Court
for the Northern  District of Alabama challenging the PBGC's
determination.   In April  1995,  the  District Court entered
summary judgment against the Company and in favor of the PBGC. The company appealed the District Court's ruling to the U.S.
Court  of  Appeals for the Eleventh Circuit which ruled  against
the  Company.    At  April 27, 1996, the  Company  has
provided a $2,700 liability for this matter in its consolidated financial statements.

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

Item 3.     Defaults Upon Senior Securities

   None

Item 4.     Other Information

   None

                                                    Commission File No. 0-6544


                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   BRUNO'S, INC.




                                   James J. Hagan
                                   James J. Hagan,
                                   Senior  Vice  President-Finance and
                                   Chief Financial Officer






Dated:                                  June 10, 1996