Form 10-Q
period 1996-07-27
BRUNOS INC
filed 1996-09-10
CIK 14920

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                  Quarterly Report Under Section 13 or 15 (d) of
                     The Securities and Exchange Act of 1934


         QUARTER ENDED:      JULY 27, 1996      COMMISSION FILE NO. 0-6544

                                 BRUNO'S, INC.

  STATE OF INCORPORATION:  ALABAMA           I.R.S. EMPLOYER I.D. NO. 63-0411801

           ADDRESS OF PRINCIPAL EXECUTIVE OFFICE (INCLUDING ZIP CODE)

               800  Lakeshore Parkway, Birmingham, Alabama 35211

               REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE

                               (205)  940-9400

           OUTSTANDING COMMON STOCK AS OF  July 27, 1996 is 25,147,639





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   (X)     No    (  )

                                                    Commission File No. 0-6544


                               BRUNO'S, INC.


                                  Index


                                                                      Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

	Condensed Consolidated Balance Sheets at
           July 27, 1996 and January 27, 1996                              2

	Condensed Consolidated Statements of Income for the
	  Twenty-six (26) and Thirteen (13) Week Periods Ended July 27, 1996 and the Twenty-six (26) and Twelve (12) Week Periods Ended July 1,
   1995                                                                    3

	Condensed Consolidated Statements of Cash Flows for the
	  Twenty-six (26) Week Periods Ended July 27, 1996
          and July 1, 1995                                                 4

 Notes to Condensed Consolidated Financial Statements                      5-6

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                   7-11

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 12

Item 2.  Change in Securities                                              12

Item 3.  Defaults Upon Senior Securities                                   12

Item 4.  Submission of Matters to a Vote of Security Holders               12-13

Item 5.  Other Information                                                 13

Item 6.  Exhibits and Reports on Form 8-K                                  13-14

                                                     Commission File No. 0-6544
BRUNO'S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JULY 27, 1996 AND JANUARY 27, 1996
(In Thousands Except Share and Per Share Amounts)
- - -----------------------------------------------------------------------------------------
                                                             July 27,        January 27,
                                                               1996            1996
                                                            (unaudited)
                                                           ------------     ------------
ASSETS:
  Current assets:
    Cash and cash equivalents                              $    61,595      $    57,387
    Receivables                                                 23,965           25,294
    Inventories, net of LIFO reserve of $10,405 and
      and $8,905, respectively                                 205,348          215,589
    Prepaid expenses                                             9,583           11,225
    Deferred income taxes                                        7,352            6,733
                                                           ------------     ------------
        Total current assets                                   307,843          316,228
                                                           ------------     ------------
  Property and equipment, net                                  490,880          491,664
                                                           ------------     ------------
  Intangibles and other assets, net                             62,012           65,254
                                                           ------------     ------------
        Total                                              $   860,735      $   873,146
                                                           ============     ============

LIABILITIES AND DEFICIENCY IN NET ASSETS:
  Current liabilities:
    Current maturities of long-term debt and capitalized
      lease obligations                                    $     1,890      $     1,938
    Accounts payable                                           159,239          167,283
    Accrued income taxes                                         1,457              583
    Accrued payroll and related expenses                        15,492           17,975
    Other accrued expenses                                      67,161           62,736
                                                           ------------     ------------
        Total current liabilities                              245,239          250,515
                                                           ------------     ------------
  Noncurrent liabilities:
    Long-term debt                                             809,112          834,223
    Capitalized lease obligations                               17,156           17,963
    Deferred income taxes                                       24,683           21,082
    Other noncurrent liabilities                                38,520           29,947
    Deferred compensation                                          759              759
                                                           ------------     ------------
        Total noncurrent liabilities                           890,230          903,974
                                                           ------------     ------------
  Deficiency in net assets:
    Common Stock, $.01 par value, 60,000,000                       251              250
      shares authorized; 25,147,639 and 25,007,015
      issued and outstanding, respectively
    Paid-in capital                                           (590,410)        (592,096)
    Retained earnings                                          315,425          310,503
                                                           ------------     ------------
        Total deficiency in net assets                        (274,734)        (281,343)
                                                           ------------     ------------
        Total                                              $   860,735      $   873,146
                                                           ============     ============

See notes to condensed consolidated financial statements.

                                                                         Commission File No. 0-6544
BRUNO'S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE TWENTY-SIX AND THIRTEEN WEEK PERIODS ENDED JULY 27, 1996
AND THE TWENTY-SIX AND TWELVE WEEK PERIODS ENDED JULY 1, 1995 (UNAUDITED)
(In Thousands Except Share and Per Share Amounts)
- - ----------------------------------------------------------------------------------------------------
                                                         July 27,       July 1,      July 27,       July 1,
                                                           1996          1995          1996          1995
                                                        (26 Weeks)    (26 Weeks)    (13 Weeks)    (12 Weeks)
NET SALES                                               $ 1,452,497   $ 1,431,828   $   719,775   $   668,554
                                                        -----------   -----------   -----------   -----------
COST AND EXPENSES:
 Cost of products sold                                    1,100,842     1,099,986       546,718       511,740
 Store operating, selling and administrative expenses       272,029       282,864       135,035       120,147
 Depreciation and amortization                               28,108        26,037        14,402        12,546
 Interest expense, net                                       42,513        10,972        21,373         4,773
                                                        -----------   -----------   -----------   -----------
    Total cost and expenses                               1,443,492     1,419,859       717,528       649,206
                                                        -----------   -----------   -----------   -----------

    Income before provision for income taxes                  9,005        11,969         2,247        19,348

INCOME TAXES                                                  3,422         4,229           854         7,033
                                                        -----------   -----------   -----------   -----------
    Income before extraordinary item                          5,583         7,740         1,393        12,315

EXTRAORDINARY ITEM, NET                                         662             -           662             -
                                                        -----------   -----------   -----------   -----------
    Net income                                          $     4,921   $     7,740   $       731   $    12,315
                                                        ===========   ===========   ===========   ===========


EARNINGS (LOSS) PER COMMON SHARE:
 Income before extraordinary item                              0.22          0.10          0.06          0.16
 Extraordinary Item, net                                      (0.03)            -         (0.03)            -
                                                        -----------   -----------   -----------   -----------
    Net Income                                          $      0.19   $      0.10   $       0.3   $      0.16
                                                        ===========   ===========   ===========   ===========

CASH DIVIDENDS PER COMMON SHARE                         $         -   $      0.30   $         -   $      0.24
                                                        ============  ===========   ===========   ===========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                 25,129,29   77,503,071    25,147,639    77,503,341
                                                        ============  ===========   ===========   ===========

See notes to condensed consolidated financial statements.

                                                      Commission File No. 0-6544
BRUNO'S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWENTY-SIX WEEK PERIODS ENDED
JULY 27, 1996 AND JULY 1, 1995 (UNAUDITED)
(Amounts In Thousands)
- - ---------------------------------------------------------------------------------
                                                    July 27,        July 1,
                                                      1996           1995
                                                   (26 Weeks)     (26 Weeks)
                                                  -------------   ------------
OPERATING ACTIVITIES:
 Net income                                        $     4,921    $     7,740
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                         28,108         26,037
  LIFO provision                                         1,500           (529)
  Change in assets and liabilities                      20,906         59,439
                                                  -------------   ------------
   Total adjustments                                    50,514         84,947
                                                  -------------   ------------
   Net cash provided by operating activities            55,435         92,687
                                                  -------------   ------------
INVESTING ACTIVITIES:
 Proceeds from sale of property                          1,400          6,447
 Capital expenditures                                  (28,348)       (27,516)
                                                  -------------   ------------
   Net cash used in investing activities               (26,948)       (21,069)
                                                  -------------   ------------
FINANCING ACTIVITIES:
 Reductions of long-term debt                          (25,966)       (41,132)
 Sale of common stock                                    1,687              4
 Dividends paid                                              -        (10,060)
                                                  -------------   ------------
   Net cash used in financing activities               (24,279)       (51,188)
                                                  -------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                4,208         20,430

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          57,387          5,486
                                                  -------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD           $    61,595    $    25,916
                                                  =============   ============

See notes to condensed consolidated financial statements.

                                        4

                                                      Commission File No. 0-6544

BRUNO'S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TWENTY-SIX AND THIRTEEN WEEK PERIODS ENDED JULY 27, 1996 AND THE TWENTY-SIX AND TWELVE WEEK PERIODS ENDED JULY 1, 1995


1.	BASIS OF PRESENTATION

 The accompanying unaudited consolidated financial statements include the accounts of Bruno's, Inc. and its wholly-owned subsidiaries. Significant inter-company balances and transactions have been eliminated in consolidation.

 In the opinion of management, the accompanying unaudited consolidated
 financial	statements contain all adjustments necessary for a fair statement of the consolidated financial position and results of operations of the Company for the interim periods. In December, 1995, the Company changed its fiscal
 year to a 52 or 53 week year	ending on the Saturday closest to January 31
 from the Saturday closest to June 30.  Due to the change in year end described above, the consolidated statements of income compare the twenty-six (26) and thirteen (13) week periods ended July 27, 1996 to the twenty-six (26) and twelve (12) week periods ended July 1, 1995. The
 results of	operations of the Company for the twenty-six weeks ended July 27,
 1996, are not necessarily indicative of the results which may be expected for the entire year.

2.  INCOME PER SHARE

	Income per share was computed based on the weighted average number of common shares outstanding during the respective periods. As a result of the merger of
 Crimson	Acquisition Corp. with and into the Company on August 18, 1995,
 25,147,639 shares are outstanding at July 27, 1996.  Stock options outstanding
 are common stock	equivalents but were excluded from income per common share
 computations because	their effect either was not material or would be
 antidilutive to the calculation of net	income per share.

3.  CONTINGENCIES

 In 1991, the Company received a favorable termination letter with respect to
 the	termination of the employee pension plan of a supermarket chain acquired by the Company in 1989. Pursuant to that termination, distributions were made to all participants of that employee pension plan. After all of the benefit
 liabilities were paid,	remaining plan assets of approximately $2.7 million were
 transferred to the Company as a reversion of excess pension assets. On June 15, 1992, the Company received a letter from the Pension Benefit Guaranty Corporation ("PBGC") contending that inappropriate actuarial assumptions were used to determine the value of the benefits distributed and that additional distributions must be made to numerous former participants in the plan.
 In August 1994, the Company filed suit in the U.S. District Court for the Northern District of Alabama challenging the PBGC's determination. In April 1995, the District Court entered summary judgment against the Company and in favor of the PBGC. The Company appealed the District Court's ruling to the

                                                     Commission File No. 0-6544


 U.S. Court of Appeals for the Eleventh Circuit, which ruled against the
 Company.   At July 27, 1996, the Company	had provided a $2.0 million
 liability for this matter in its consolidated financial statements.

	In addition, the Company is a party to various legal and taxing authority proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

 On May 23, 1996, the Company entered into an agreement to purchase Seesel Holdings, Inc. ("SHI"), which owns and operates a retail supermarket business in Memphis, Tennessee. SHI had formerly entered into an agreement with Fleming Companies, Inc. ("Fleming") under which SHI gave Fleming the right of first refusal to elect to acquire SHI on the same terms as the agreement with the Company. There is currently a dispute involving SHI, Fleming and the Company regarding whether Fleming properly exercised its right of first refusal. This dispute is the subject of pending litigation in the United States District Court for the Western District of Tennessee. The Company contends that Fleming did not properly exercise its right of first refusal and, as a result, that the Company has the right to complete the acquisition of SHI pursuant to the terms of the agreement between the Company and SHI. Under such agreement, the Company would purchase SHI for approximately $62 million in cash.

 The Company intends to pursue other acquisition opportunities as and when they become available. The Company also has commenced an analysis of the return on assets for each of the Company's existing stores. Based on the results of this analysis, which the Company expects to complete during the quarter ended October 26, 1996, the Company may sell or close certain of its existing stores.

                                                                                           Commission File No. 0-6544
ITEM II

BRUNO'S, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of significant factors affecting the Company's earnings during the periods included in the accompanying condensed consolidated statements of income.  The quarter ended July 27,
1996 is a thirteen week period and the quarter ended July 1, 1995 is a twelve week period and accordingly, certain of the period-to-period changes are a consequence of such difference.

A table showing the percentage of net sales represented by certain items in the Company's condensed consolidated statements of income is as follows:

                                                                              COMPARISON OF:
                                                         ---------------------------------------------------------
                                                          July 27,        July 1,         July 27,        July 1,
                                                            1996           1995            1996            1995
                                                         (26 Weeks)     (26 Weeks)      (13 Weeks)      (12 Weeks)
                                                         ----------     ----------      ----------      ----------
 Net sales                                                  100.00%        100.00%         100.00%         100.00%
 Cost of products sold                                       75.79%         76.82%          75.96%          76.54%

 Store operating, selling, and administrative expenses       18.73%         19.76%          18.76%          17.98%
                                                          ---------       ---------       ---------       ---------
 EBITDA                                                       5.48%          3.42%           5.28%           5.48%

 Depreciation and amortization                                1.94%          1.82%           2.00%           1.88%
 Interest expense, net                                        2.93%          0.77%           2.97%           0.71%
                                                          ---------      ---------       ---------       ---------
 Income before provision for income taxes and
  extraordinary item                                          0.62%          0.84%           0.31%           2.89%
 Income taxes                                                 0.24%          0.30%           0.12%           1.05%
 Extraordinary item, net                                      0.05%          0.00%           0.09%           0.00%
                                                          ---------      ---------       ---------       ---------
 Net income                                                   0.34%          0.54%           0.10%           1.84%
                                                          =========      =========       =========       =========

A summary of the period to period changes in certain items included in the condensed statements of income is as follows:
                                                                             Increase (Decrease)

                                                          Twenty-six weeks ended    Thirteen weeks ended July 27, 1996
                                                    July 27, 1996 and July 1, 1995  and twelve weeks ended July 1, 1995
                                                       -------------------------   -----------------------------------
                                                                  Dollars in Thousands Except Per Share Amounts
                                                              $          % Change            $           % Change
                                                         ----------     ----------      ----------      ----------
 Net sales                                                  20,669           1.44%         51,221            7.66%
 Cost of products sold                                         856           0.08%         34,978            6.84%
 Store operating, selling, and administrative expenses      10,835)         -3.83%         14,888           12.39%
                                                          ---------                      ---------
 EBITDA                                                     30,648          62.58%          1,355            3.70%

 Depreciation and amortization                               2,071           7.95%          1,856           14.79%
 Interest expense, net                                      31,541         287.47%         16,600          347.80%
                                                          ---------
 Income before provision for income taxes and
  extraordinary item                                        (2,964)        -24.77%        (17,101)         -88.39%
 Income taxes                                                 (807)        -19.08%         (6,179)         -87.86%
 Extraordinary item, net                                       662            N/A             662             N/A
                                                          ---------                      ---------
 Net income                                                 (2,819)        -36.43%        (11,584)         -94.07%
                                                          =========                      =========
 Net income per common share before
  extraordinary items                                         0.12         120.00%          (0.10)        -62.50%

 Net income per common share                                  0.09          90.00%          (0.13)        -81.25%
                                                          =========                      =========

                                                   7

                                                    Commission File No. 0-6544

                                  BRUNO'S, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



COMPARISON OF OPERATIONS FOR THE TWENTY-SIX WEEK PERIOD ENDED JULY 27, 1996 TO THE TWENTY-SIX WEEK PERIOD ENDED JULY 1, 1995 (UNAUDITED)

Net Sales

Net sales increased $20.7 million or 1.4% for the period ended July 27, 1996, as compared to the period ended July 1, 1995. The Company did not report results of operations for the twenty-six week period ended July 29, 1995; however, same store sales increased 0.5% for the period ended July 27, 1996 compared to the period ended July 29, 1995.

Gross Profit

Gross profit (net sales less cost of products sold) as a percentage of net sales was 24.2% in the period ended July 27, 1996, as compared to 23.2% in the period ended July 1, 1995. The increase in gross profit was primarily due to improved buying and pricing practices resulting from the implementation of a new distribution center ordering system. Gross profit in the prior year was adversely impacted by the Company recognizing a lower level of vendor allowances in the 1995 period as compared to the 1996 period.

Store Operating, Selling and Administrative Expenses

Store operating, selling and administrative expenses as a percentage of net sales was 18.7% for the period ended July 27, 1996, as compared to 19.8% for the period ended July 1,1995. The decline was primarily the result of an unusual adjustment recorded in the period ended July 1, 1995 to increase the self-insurance reserve by $22.2 million.

Excluding the self-insurance adjustment, store operating, selling and administrative expenses as a percentage of net sales increased to 18.7% for the period ended July 27, 1996 from 18.2% for the period ended July 1, 1995 due to costs associated with increased promotional activities.

Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA)

EBITDA increased $30.6 million or 62.6% in the period ended July 27, 1996 compared to the period ended July 1, 1995. The period ended July 1, 1995 included the adjustment to increase the Company's self-insurance reserve and a lower level of vendor allowances as compared to the 1996 period.

                                                    Commission File No. 0-6544

Interest  Expense, Net

The $31.5 million increase in net interest expense for the period ended July 27, 1996, compared to the period ended July 1, 1995 is due to the Company's increase in long-term debt from $221.5 million at July 1, 1995 to $828.2 million at July 27, 1996. The increase in long-term debt is attributable to financing incurred in connection with the Company's merger with Crimson Acquisition Corp. on August 18, 1995 (the "Merger").

Income Taxes

The Company's effective income tax rate remained at 38% during the periods ended July 27, 1996 and July 1, 1995.

Extraordinary Item, Net

In July 1996, the Company prepaid $25 million in principal amount of its $475 million term loan facility entered into in connection with the Merger. As a result of this repayment, the related debt issuance costs of $662,000 (net of tax of $405,000) were written off in the period ended July 27, 1996.


COMPARISON OF OPERATIONS FOR THE THIRTEEN WEEK PERIOD ENDED JULY 27, 1996 TO THE TWELVE WEEK PERIOD ENDED JULY 1, 1995 (UNAUDITED)

Net Sales

Net sales increased $51.2 million or 7.7% in the thirteen-week period ended July 27, 1996 as compared to the twelve-week period ended July 1, 1995. Excluding the impact of the thirteenth week in the period ended July 27, 1996, sales decreased $1.1 million or 0.2%. The Company did not report results of operations for the thirteen-week period ended July 29, 1995; however, same store sales decreased 0.6% for the thirteen-week period ended July 27, 1996 as compared to the thirteen-week period ended July 29, 1995 due to a number of recent new store openings by competitors in the Company's trading areas.

Gross Profit

Gross profit (net sales less cost of products sold) as a percentage of net sales was 24.0% in the period ended July 27, 1996, as compared to a gross profit percentage of 23.5% for the period ended July 1, 1995. The increase in gross profit was primarily due to improved buying and pricing practices resulting from the implementation of a new distribution center ordering system.

Store Operating, Selling and Administrative Expenses

Store operating, selling and administrative expenses as a percentage of net sales was 18.8% for the period ended July 27, 1996, as compared to 18.0% for the period ended July 1, 1995 primarily due to costs associated with increased promotional activities.

                                                      Commission File No. 0-6544

Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA)

EBITDA increased $1.4 million or 3.7% in the period ended July 27, 1996 compared to the period ended July 1, 1995 due to the additional week in the current year's period.

Interest  Expense, Net

The $16.6 million increase in net interest expense for the period ended July 27, 1996, compared to the period ended July 1, 1995 is due to the Company's increase in long-term debt from $221.5 million at July 1, 1995 to $828.2 million at July 27, 1996. The increase in long-term debt is attributable to financing incurred in connection with the Merger.

Income Taxes

The Company's effective income tax rate remained at 38% during the periods ended July 27, 1996 and July 1, 1995.

Extraordinary Item, Net

In July 1996, the Company prepaid $25 million in principal amount of its $475 million term loan facility entered into in connection with the Merger. As a result of this repayment, the related debt issuance costs of $662,000 (net of tax of $405,000) were written off in the period ended July 27, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has funded working capital requirements, capital expenditures and other cash requirements primarily through cash flow from operations. Operating activities generated $55.4 million and $92.7 million, respectively, in cash in each of the periods ended July 27, 1996 and July 1, 1995. The Company believes that operating cash flows will be sufficient to fund store expansion and working capital needs; however, if the Company needs additional cash, it has a $125 million undrawn revolving credit facility available. There were no borrowings outstanding under this facility during the twenty-six week period ended July 27, 1996.

Cash flows used in investing activities were $26.9 million and $21.1 million for the twenty-six week periods ended July 27, 1996 and July 1, 1995, respectively. Proceeds from the sale of certain property totaled $1.4 million during the twenty-six week period ended July 27, 1996 compared to $6.4 million during the twenty-six week period ended July 1, 1995. Capital expenditures were $28.3 in the twenty-six week period ended July 27, 1996 compared to $27.5 million in the twenty-six week period ended July 1, 1995. The Company's capital expenditures are primarily related to the opening of new and replacement stores and investments in purchasing and warehousing systems technology. The Company believes that capital expenditures for the remainder of fiscal 1996 will be financed through cash flows from operations, existing cash balances and, if necessary, borrowings under its revolving credit facility.

The primary use of cash in financing activities during the twenty-six week period ended July 27, 1996, was $25.9 million in long-term debt repayments, of which $25 million was a prepayment under the term loan facility. The Company also generated $1.7 million through sales of shares of the Company's common

                                                     Commission File No. 0-6544

stock to four senior executives of the Company.

The Company's financing arrangements contain certain restrictions which limit its ability to make future borrowings beyond the amounts currently available.

On May 23, 1996, the Company entered into an agreement to purchase Seesel Holdings, Inc. ("SHI"), which owns and operates a retail supermarket business in Memphis, Tennessee. SHI had formerly entered into an agreement with Fleming Companies, Inc. ("Fleming") under which SHI gave Fleming the right of first refusal to elect to acquire SHI on the same terms as the agreement with the Company. There is currently a dispute involving SHI, Fleming and the Company regarding whether Fleming properly exercised its right of first refusal. This dispute is the subject of pending litigation in the United States District
Court for the Western District of Tennessee. The Company contends that Fleming did not properly exercise its right of first refusal and, as a result, that the Company has the right to complete the acquisition of SHI pursuant to the terms of the agreement between the Company and SHI. Under such agreement, the Company would purchase SHI for approximately $62 million in cash, which would be financed through existing cash balances and, if necessary, borrowings under its revolving credit facility.

The Company intends to pursue other acquisition opportunities as and when they become available. The Company also has commenced an analysis of the return on assets for each of the Company's existing stores. Based on the results of this analysis, which the Company expects to complete during the quarter ended October 26, 1996, the Company may sell or close certain of its existing stores.

                                                      Commission File No. 0-6544

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

 In 1991, the Company received a favorable termination letter with respect to the termination of the employee pension plan of a supermarket chain acquired by
 the	Company in 1989.  Pursuant to that termination, distributions were made to
 all	participants of that employee pension plan.  After all of the benefit
 liabilities were paid,	remaining plan assets of approximately $2.7 million were
 transferred to the Company as a reversion of excess pension assets.  On June
 15, 1992, the Company received a letter from the Pension Benefit Guaranty Corporation ("PBGC") contending that inappropriate actuarial assumptions were used to determine the value of the benefits distributed and that additional
 distributions must be made to numerous former 	participants in the plan.
 In August 1994, the Company filed suit in the U.S. District Court for the Northern District of Alabama challenging the PBGC's determination. In April 1995, the District Court entered summary judgment against the Company and in favor of the PBGC. The Company appealed the District Court's ruling to the U.S. Court of Appeals for the Eleventh Circuit, which ruled against the Company. At July 27, 1996, the Company has provided a $2.0 million liability for this matter in its consolidated financial statements.

 In addition, the Company is a party to various legal and taxing authority proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.


 Item 2.      Change In Securities

 In connection with the Merger, the shareholders of the Company approved the Company's Amended and Restated Articles of Incorporation, which among other things reduced the authorized shares of the Company's common stock from 200,000,000 to 60,000,000. The rights of the holders of the Company's common stock have not been materially modified.

Item 3.     Defaults Upon Senior Securities

	None

Item 4.    Submission of Matters to a Vote of Security Holders

 The 1996 Annual Meeting of Stockholders of the Company was held on July 11, 1996 for the purpose of (i) electing eight directors of the Company, (ii) ratifying the appointment of Deloitte & Touche LLP as the Company's independent certified public accountants for the current fiscal year, and (iii) approving the 1996 Stock Purchase and Option Plan for Key Employees of Bruno's, Inc. and Subsidiaries.

                                                    Commission  File No. 0-6544

 The persons who were elected as directors of the Company and the vote for each such person are set forth below:

           Director                           For                    Authority Withheld
           --------                         ------                   ------------------
        William J. Bolton                  24,229,467                        19,152
        Henry R. Kravis                    24,229,250                        19,369
        George R. Roberts                  24,228,874                        19,745
        Paul E. Raether                    24,229,251                        19,368
        James H. Greene, Jr.               24,229,209                        19,410
        Nils P. Brous                      24,229,307                        19,312
        Ronald G. Bruno                    24,232,210                        16,409
        Robert G. Tobin                    24,229,596                        19,023

 The voting results with respect to the ratification of the appointment of Deloitte &
 Touche LLP as the Company's independent certified public accountants for the current fiscal year are set forth below:
            For                            Against                        Abstain
           -----                           -------                        -------
        24,226,334                          7,183                          15,102

 The following is a summary of the voting results with respect to the approval of the 1996
 Stock Purchase and Option Plan for Key Employees of Bruno's, Inc. and Subsidiaries:
            For                            Against                        Abstain
           -----                           -------                        -------
        23,523,024                         38,897                          22,306

 No other matters were submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the period covered by this report.

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a)     Exhibits

      Exhibit
      Number         Description
     ---------   -------------------

        27       Financial Data Schedule (for SEC use only)

        10.32 1996 Stock Purchase and Option Plan for Key Employees of Bruno's, Inc. and Subsidiaries

                                                     Commission File No. 0-6544

     (b)     Reports on Form 8-K

        None

                                                     Commission File No. 0-6544



                                     SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              BRUNO'S, INC.




                                              _________________
                                              James J. Hagan,
                                              Senior Vice President-Finance and
                                              Chief Financial Officer






Dated:	September 10, 1996