Form 10-Q
period 1996-10-26
BRUNOS INC
filed 1996-12-10
CIK 14920

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

       Quarterly Report Under Section 13 or 15 (d) of
           The Securities and Exchange Act of 1934


QUARTER ENDED:  OCTOBER 26, 1996   COMMISSION FILE NO. 0-6544

                        BRUNO'S, INC.

 STATE OF INCORPORATION:  ALABAMA  I.R.S. EMPLOYER I.D. NO. 63-0411801

 ADDRESS OF PRINCIPAL EXECUTIVE OFFICE (INCLUDING ZIP CODE)

      800  Lakeshore Parkway, Birmingham, Alabama 35211

      REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE

                       (205)  940-9400

   OUTSTANDING COMMON STOCK AS OF OCTOBER 26, 1996 is 25,323,680





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   (X)     No    (  )

                                  Commission File No. 0-6544


                        BRUNO'S, INC.


                            Index


                                                                  Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets at
           October 26, 1996 and January 27, 1996                      2

         Condensed Consolidated Statements of Operations for the
           Thirty-nine (39) and Thirteen (13) Week Periods Ended
         October 26, 1996 and the Thirty-eight (38) and Twelve
           (12) Week Periods Ended September 23, 1995                 3

         Condensed Consolidated Statements of Cash Flows for the
           Thirty-nine (39) Week Period Ended October 26, 1996
           and the Thirty-eight (38) Week Period Ended September
           23, 1995                                                   4

         Notes to Condensed Consolidated Financial Statements         5-7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          8-15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                            16

Item 2.  Change in Securities                                         16

Item 3.  Defaults Upon Senior Securities                              16

Item 4.  Submission of Matters to a Vote of Security Holders          16

Item 5.  Other Information                                            16

Item 6.  Exhibits and Reports on Form 8-K                             17

PART I.  FINANCIAL INFORMATION                                 Commission File No. 0-6544

Item 1.  Financial Statements

BRUNO'S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 26, 1996 AND JANUARY 27, 1996
(In Thousands Except Share and Per Share Amounts)
--------------------------------------------------------------------------------------------
                                                              October 26,      January 27,
                                                                 1996             1996
                                                              (unaudited)
                                                            ---------------  ---------------
ASSETS:
  Current assets:
    Cash and cash equivalents                                  $    37,937      $    57,387
    Receivables                                                     25,755           25,294
    Inventories, net of LIFO reserve of $9,305 and
      and $8,505, respectively                                     200,257          215,589
    Prepaid expenses                                                11,060           11,225
    Deferred income taxes                                            7,352            6,733
                                                               ------------     ------------
      Total current assets                                         282,361          316,228
                                                               ------------     ------------
  Property and equipment, net                                      431,616          491,664

  Noncurrent assets:
    Deferred income taxes                                            8,035               --
    Intangibles and other assets, net                               51,994           65,254
                                                               ------------     ------------
      Total noncurrent assets                                       60,029           65,254
                                                               ------------     ------------
      Total                                                    $   774,006      $   873,146
                                                               ============     ============
LIABILITIES AND DEFICIENCY IN NET ASSETS:
  Current liabilities:
    Current maturities of long-term debt and capitalized
      lease obligations                                        $     1,844      $     1,938
    Accounts payable                                               171,694          167,283
    Accrued income taxes                                                --              583
    Accrued payroll and related expenses                            16,864           17,975
    Closed store accrual                                            25,077           10,600
    Other accrued expenses                                          49,319           52,136
                                                               ------------     ------------
      Total current liabilities                                    264,798          250,515
                                                               ------------     ------------
  Noncurrent liabilities:
    Long-term debt                                                 789,077          834,223
    Capitalized lease obligations                                   16,752           17,963
    Deferred income taxes                                               --           21,082
    Other noncurrent liabilities                                    39,280           30,706
                                                               ------------     ------------
      Total noncurrent liabilities                                 845,109          903,974
                                                               ------------     ------------
  Deficiency in net assets:
    Common Stock, $.01 par value, 60,000,000
      shares authorized; 25,323,680 and 25,007,015
      issued and outstanding, respectively                             253              250
    Paid-in capital                                               (587,984)        (592,096)
    Shareholders' notes receivable                                  (1,941)              --
    Retained earnings                                              253,771          310,503
                                                               ------------     ------------
      Total deficiency in net assets                              (335,901)        (281,343)
                                                               ------------     ------------
      Total                                                    $   774,006      $   873,146
                                                               ============     ============

  See notes to condensed consolidated financial statements.

                                                                                  Commission File No. 0-6544
BRUNO'S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRTY-NINE AND THIRTEEN WEEK PERIODS ENDED OCTOBER 26, 1996
AND THE THIRTY-EIGHT AND TWELVE WEEK PERIODS ENDED SEPTEMBER 23, 1995
(In Thousands Except Share and Per Share Amounts)
-------------------------------------------------------------------------------------------------------------
(UNAUDITED)
                                                      October 26,  September 23,   October 26,  September 23,
                                                         1996          1995           1996          1995
                                                      (39 Weeks)    (38 Weeks)     (13 Weeks)    (12 Weeks)
                                                     ------------  ------------  ------------  --------------
NET SALES                                             $ 2,146,720   $ 2,087,008    $   694,223   $   655,180

COST AND EXPENSES:
 Cost of products sold                                  1,631,668     1,608,583        530,826       508,597
 Store operating, selling and administrative expenses     406,614       402,583        134,586       119,719
 Merger expenses                                               --        29,610             --        29,610
 Loss on divestiture of stores                             88,588            --         88,588            --
 Depreciation and amortization                             42,762        38,934         14,654        12,897
 Interest expense, net                                     63,071        22,069         20,558        11,097
                                                      ------------  ------------   ------------  ------------
    Total cost and expenses                             2,232,704     2,101,779        789,212       681,920
                                                      ------------  ------------   ------------  ------------
    Loss before provision for income tax benefit
    and extraordinary item                                (85,984)      (14,771)       (94,989)      (26,740)

INCOME TAX BENEFIT                                        (30,427)         (277)       (33,849)       (4,506)
                                                      ------------  ------------   ------------  ------------
    Loss before extraordinary item                        (55,557)      (14,494)       (61,140)      (22,234)

EXTRAORDINARY ITEM, NET                                     1,175         3,742            513         3,742
                                                      ------------  ------------   ------------  ------------
    Net loss                                          $   (56,732)  $   (18,236)   $   (61,653)  $   (25,976)
                                                      ============  ============   ============  ============

LOSS PER COMMON SHARE:
 Loss before extraordinary item                       $     (2.21)  $     (0.21)   $     (2.43)  $     (0.40)
 Extraordinary Item, net                                    (0.05)        (0.05)         (0.02)        (0.07)
                                                      ------------  ------------   ------------  ------------
     Net loss                                         $     (2.26)  $     (0.26)   $     (2.45)  $     (0.47)
                                                      ============  ============   ============  ============

CASH DIVIDENDS PER COMMON SHARE                       $        --   $      0.30    $        --   $        --
                                                      ============  ============   ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             25,151,810     70,398,39     25,196,838    55,005,000
                                                      ============  ============   ============  ============

See notes to condensed consolidated financial statements.

                                                                  Commission File No. 0-6544
BRUNO'S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEK PERIOD ENDED OCTOBER 26, 1996
AND THE THIRTY-EIGHT WEEK PERIOD ENDED SEPTEMBER 23, 1995
(Amounts In Thousands)
--------------------------------------------------------------------------------------------
(UNAUDITED)
                                                                October 26,    September 23,
                                                                   1996            1995
                                                                (39 Weeks)      (38 Weeks)
                                                              --------------  --------------
OPERATING ACTIVITIES:
 Net loss                                                      $   (56,732)    $   (18,236)
 Adjustments to reconcile net loss to net cash provided
 by operating activities:
  Extraordinary item, net                                            1,175           3,742
  Loss on divestiture of stores                                     88,588              --
  Depreciation and amortization                                     42,762          38,934
  LIFO provision                                                       400           1,037
  Change in assets and liabilities                                 (13,929)         74,731
                                                               ------------    ------------
   Total adjustments                                               118,996         118,444
                                                               ------------    ------------
   Net cash provided by operating activities                        62,264         100,208
                                                               ------------    ------------
INVESTING ACTIVITIES:
 Proceeds from sale of property                                      1,823           6,447
 Capital expenditures                                              (39,260)        (36,672)
                                                               ------------    ------------
   Net cash used in investing activities                           (37,437)        (30,225)
                                                               ------------    ------------
FINANCING ACTIVITIES:
 Proceeds from issuance of term loan facilities                         --         470,000
 Proceeds from issuance of senior subordinated notes                    --         400,000
 Debt issuance costs                                                    --         (40,880)
 Redemption of common stock                                             --        (879,956)
 Reductions of long-term debt                                      (46,451)       (245,515)
 Sale of common stock                                                2,174         250,004
 Dividends paid                                                         --         (10,060)
                                                               ------------    ------------
   Net cash used in financing activities                           (44,277)        (56,407)
                                                               ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (19,450)         13,576

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      57,387           5,486
                                                               ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $    37,937     $    19,062
                                                               ============    ============

See notes to condensed consolidated financial statements.

                                        Commission File No. 0-6544

BRUNO'S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTY-NINE AND THIRTEEN WEEK PERIODS ENDED OCTOBER 26, 1996 AND THE THIRTY-EIGHT AND TWELVE WEEK PERIODS ENDED SEPTEMBER 23, 1995 (In Thousands Except Share and Per Share Amounts)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Bruno's, Inc. and its wholly owned subsidiaries. Significant inter-company balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the consolidated financial position and results of operations of the Company for the interim periods. In December 1995, the Company changed its fiscal year to a 52 or 53 week year ending on the Saturday closest to January 31 from a 52 or 53 week year ending on the Saturday closest to June 30.

Due to the change in year end described above, the consolidated statements of operations compare the thirty-nine (39) and thirteen
(13) week periods ended October 26, 1996 to the thirty-eight (38) and twelve (12) week periods ended September 23, 1995. The results of operations of the Company for the thirty-nine weeks ended October 26, 1996, are not necessarily indicative of the results that may be expected for the entire year.

2.  LOSS PER SHARE

Loss per share was computed based on the weighted average number of common shares outstanding during the respective periods. At October 26, 1996, 25,323,680 shares were outstanding. Stock options and warrants outstanding are common stock equivalents but were excluded from loss per common share computations because their effect either was not material or would be antidilutive to the calculation of loss per share.

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

                                        Commission File No. 0-6544

The Company appealed the District Court's ruling to the U.S. Court of Appeals for the Eleventh Circuit, which ruled against the Company. The Company is currently making additional distributions to the former participants in the plan. At October 26, 1996, the Company had established a reserve of $1.6 million in its consolidated financial statements to cover the additional distributions.

In addition, the Company is a party to various legal and taxing authority proceedings incidental to its business.
In the opinion of management, the ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

On May 23, 1996, the Company entered into an agreement to purchase Seessel Holdings, Inc. ("SHI"), which owns and operates a retail supermarket business in Memphis, Tennessee, for $62 million in cash. SHI had formerly entered into an agreement with Fleming Companies, Inc.
("Fleming") under which SHI gave Fleming the right of first refusal to elect to acquire SHI on the same terms as the agreement with the Company. A dispute regarding whether Fleming properly exercised its right of first refusal was resolved on November 20, 1996 in the Company's favor. The Company plans to complete the acquisition of SHI by mid-December 1996. The Company may pursue other acquisition opportunities as and when they become available.

4.  DIVESTITURE PROGRAM

During the period ended October 26, 1996, management evaluated the Company's market strategy, geographic positioning and store level return on assets. As a result of this evaluation, the Company developed a formal program in the quarter ended October 26, 1996 to sell or close the Company's distribution center in Vidalia, Georgia and approximately 47 stores (the "Divestiture
Program").  The 47 stores included in the Divestiture
Program consist of 33 Piggly Wiggly stores in Georgia, nine FoodMax stores in Georgia and South Carolina, two
Food World stores in Florida, one Food World store in Mississippi, one Food World store in Alabama, and one
Food Fair store in Alabama. The Divestiture Program will effect approximately 3,000 employees.

The Company retained an investment banking firm to contact potential buyers and to structure and manage a competitive bidding process. As of December 10, 1996, the Company has completed transactions involving the sale of 27 of the 47 stores included in the Divestiture
Program.  Sale proceeds from the transactions totaled
$11.7 million plus a payment for counted inventory of $7.4 million. The Company has executed a contract for the sale of two additional stores for anticipated sale proceeds of $2.3 million plus a payment for counted inventory. It is expected that this transaction will be closed in late
December 1996. Additionally, the Company recently completed going out of business sales on the remaining 18 stores for which buyers were not found. These 18 stores had total inventory at cost of $7.7 million on October 26, 1996.
The Vidalia Distribution Center, which had total inventory at cost of $16.3 million on October 26, 1996, has also been closed.

The accompanying statements of operations for the thirty-nine and thirteen weeks ended October 26, 1996 include a charge of $88.6 million for costs associated with the Divestiture Program. The $88.6 million consists of a $55.0 million loss on the divestiture of fixed assets and intangibles, net of proceeds of $14 million (of which

                                        Commission File No. 0-6544

$5.6 million was applied to goodwill), $18.5 million in future rental payments, $8.4 million in inventory markdowns and $6.7 million in severance costs, professional fees and other miscellaneous expenses. See Management's
Discussion and Analysis for the operating results of the stores included in the Divestiture Program for the thirty-nine and thirteen week periods ended October 26, 1996.

                                                                   Commission File No. 0-6544

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of significant factors affecting the Company's earnings during the periods included in the accompanying condensed consolidated statements of operations.  The thirty-nine (39) and thirteen (13)
week periods ended October 26, 1996 are compared to the thirty-eight (38) and twelve (12) week periods ended
September 23, 1995, and accordingly, certain of the period-to-period changes are a consequence of such difference.

A table showing the percentage of net sales represented by certain items in the Company's condensed consolidated statements of operations follows:
                                                                           COMPARISON OF:
                                                      ----------------------------------------------------------
                                                        October 26,   September 23,   October 26,  September 23,
                                                           1996           1995           1996          1995
                                                        (39 Weeks)     (38 Weeks)     (13 Weeks)    (12 Weeks)
                                                      -------------  -------------  -------------  -------------
 Net sales                                               100.00%        100.00%         100.00%        100.00%
 Cost of products sold                                    76.01%         77.08%          76.46%         77.63%

 Store operating, selling, and administrative expenses    18.94%         19.29%          19.39%         18.27%
                                                       ----------     ----------      ----------     ----------
 EBITDA                                                    5.05%          3.63%           4.15%          4.10%

 Merger expenses                                             --           1.42%             --           4.52%
 Loss on divestiture of stores                             4.13%            --           12.76%            --
 Depreciation and amortization                             1.99%          1.87%           2.11%          1.97%
 Interest expense, net                                     2.94%          1.06%           2.96%          1.69%
                                                       ----------     ----------      ----------     ----------
 Loss before provision for income tax benefit
  and extraordinary item                                  -4.01%         -0.71%         -13.68%         -4.08%
 Income tax benefit                                       -1.42%         -0.01%          -4.88%         -0.69%
 Extraordinary item, net                                   0.05%          0.18%           0.07%          0.57%
                                                       ----------     ----------      ----------     ----------
 Net loss                                                 -2.64%         -0.87%          -8.88%         -3.96%
                                                       ==========     ==========      ==========     ==========

A summary of the period to period changes in certain items included in the condensed statements of operations follows:
                                                                            Increase (Decrease)

                                                         Thirty-nine weeks ended              Thirteen weeks ended
                                                     October 26, 1996 and thirty-eight      October 26, 1996 and twelve
                                                      weeks ended September 23, 1995       weeks ended September 23, 1995
                                                    --------------------------------------------------------------------------
                                                                Dollars in Thousands Except Per Share Amounts
                                                             $         % Change                  $         % Change
                                                        -----------  -----------            -----------  -----------
 Net sales                                                  59,712        2.86%                 39,043        5.96%
 Cost of products sold                                      23,085        1.44%                 22,229        4.37%
 Store operating, selling, and administrative expenses       4,031        1.00%                 14,867       12.42%
                                                        -----------                         -----------
 EBITDA                                                     32,596       42.98%                  1,947        7.25%

 Merger expenses                                           (29,610)    -100.00%                (29,610)    -100.00%
 Loss on divestiture of stores                              88,588          --                  88,588         --
 Depreciation and amortization                               3,828        9.83%                  1,757       13.62%
 Interest expense, net                                      41,002      185.79%                  9,461       85.26%
                                                        -----------                         -----------
 Loss before provision for income tax benefit
  and extraordinary item                                   (71,213)     482.11%                (68,249)     255.23%
 Income tax benefit                                        (30,150)   10884.48%                (29,343)     651.20%
 Extraordinary item, net                                    (2,567)     -68.60%                 (3,229)     -86.29%
                                                        -----------                         -----------
 Net loss                                                  (38,496)     211.10%                (35,677)     137.35%
                                                        ===========
 Loss per common share before
  extraordinary items                                        (2.00)     952.38%                  (2.03)     507.50%

 Loss per common share                                       (2.00)     769.23%                  (1.98)     421.28%
                                                        ===========                         ===========

                                                                                                      Commission File No. 0-6544

A table showing separately the Company's continuing operations and the stores to be sold or closed follows:

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
CONTINUING OPERATIONS VERSUS THE STORES TO BE DIVESTED
FOR THE THIRTY-NINE AND THIRTEEN WEEK PERIODS ENDED OCTOBER 26, 1996
(Amounts In Thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                       Thirty-nine (39) Week Period                Thirteen (13) Week Period
                                                          Ended October 26, 1996                     Ended October 26, 1996
                                                 -----------------------------------------  ----------------------------------------
                                                  Continuing   Stores to be      Total       Continuing   Stores to be      Total
                                                  Operations     Divested       Company       Operations     Divested      Company
                                                 ------------- ------------- -------------  ------------- ------------- -----------
 Net sales                                        $ 1,941,020   $   205,700   $ 2,146,720    $  628,244    $   65,979    $ 694,223
 Cost of products sold                              1,477,420       154,248     1,631,668       482,473        48,353      530,826

 Store operating, selling, and administrative
  expenses                                            355,280        51,334       406,614       117,766        16,820      134,586
                                                  ------------  ------------  ------------  ------------   -----------   ----------
 EBITDA                                               108,320           118       108,438        28,005           806       28,811

 Loss on divestiture of stores                             --        88,588        88,588            --        88,588       88,588
 Depreciation and amortization                         37,056         5,706        42,762        12,706         1,948       14,654
                                                  ------------  ------------  -----------   ------------   -----------  -----------
 Operating Income (loss)                          $    71,264   $   (94,176)  $  (22,912)    $   15,299    $  (89,730)   $ (74,431)
                                                  ============  ============  ===========   ============   ===========  ===========

                                                       Thirty-nine (39) Week Period                Thirteen (13) Week Period
                                                          Ended October 26, 1996                     Ended October 26, 1996
                                                 -----------------------------------------  ----------------------------------------
                                                  Continuing   Stores to be      Total       Continuing   Stores to be     Total
                                                  Operations     Divested       Company       Operations     Divested     Company
                                                 ------------- ------------- -------------  ------------- ------------- -----------
 Net sales                                            100.00%      100.00%       100.00%       100.00%        100.00%      100.00%
 Cost of products sold                                 76.12%       74.99%        76.01%        76.80%         73.29%       76.46%

 Store operating, selling, and administrative
  expenses                                             18.30%       24.96%        18.94%        18.75%         25.49%       19.39%
                                                  ------------  ------------  -----------   ------------   -----------  -----------
 EBITDA                                                 5.58%        0.06%         5.05%         4.46%          1.22%        4.15%

 Loss on divestiture of stores                            --        43.07%         4.13%           --         134.27%       12.76%
 Depreciation and amortization                          1.91%        2.77%         1.99%         2.02%          2.95%        2.11%
                                                  ------------  ------------  -----------   ------------   -----------  -----------
 Operating Income (loss)                                3.67%      -45.78%        -1.07%         2.44%       -136.00%      -10.72%
                                                  ============  ============  ===========   ============   ===========  ===========

                        BRUNO'S, INC.

            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF OPERATIONS FOR THE THIRTY-NINE WEEK PERIOD
ENDED OCTOBER 26, 1996 TO THE THIRTY-EIGHT WEEK PERIOD ENDED
SEPTEMBER 23, 1995 (UNAUDITED)

Net Sales

Net sales increased $59.7 million or 2.9% for the period ended October 26, 1996, as compared to the period ended September 23, 1995. Excluding the impact of the thirty-ninth week in the period ended October 26, 1996, sales increased $6.5 million or 0.3%. The Company did not report results of operations for the thirty-nine week period ended October 28, 1995; however, same store sales decreased 0.4% for the period ended October 26, 1996 compared to the period ended October 28, 1995.

Same store sales for the operations of the Company excluding the stores to be sold or closed in the fourth quarter increased 0.3% for the period ended October 26, 1996 compared to the period ended October 28, 1995. Same store sales for the stores to be sold or closed decreased 7.2% for the same period.

Gross Profit

Gross profit (net sales less cost of products sold) as a percentage of net sales was 24.0% in the period ended
October 26, 1996, as compared to 22.9% in the period ended
September 23, 1995. The increase in gross profit was primarily due to improved buying and pricing practices resulting from the implementation of a new distribution center ordering system.

Gross profit for the operations of the Company excluding the stores to be sold or closed in the fourth quarter was 23.9% for the period ending October 26, 1996. Gross profit for the stores to be sold or closed was 25.0%.

Store Operating, Selling and Administrative Expenses

Store operating, selling and administrative expenses as a percentage of net sales was 18.9% for the period ended October 26, 1996, as compared to 19.3% for the period ended September 23, 1995. The decline was primarily the result of an unusual adjustment recorded in the period ended September 23, 1995 to increase the self-insurance reserve by $22.2 million.

Excluding the self-insurance adjustment, store operating, selling and administrative expenses as a percentage of net sales increased to 18.9% for the period ended October 26, 1996 from 18.2% for the period ended September 23, 1995 due to costs associated with increased promotional activities.

                                        Commission File No. 0-6544

Because the stores being sold or closed during the fourth quarter are typically smaller volume stores, they tend to have higher store operating, selling and administrative expenses as a percentage of net sales. For the period ended October 26, 1996, store operating, selling and administrative expenses as a percentage of sales were 25.0% for the stores being sold or closed compared to 18.3% for the Company's continuing operations.

Merger Expenses

On August 18, 1995, Crimson Acquisition Corp. was merged into and with the Company (the "Merger"). Merger expenses recorded in the period ended September 23, 1995 are related to the Merger. These expenses consist primarily of professional and advisory fees as well as payments to certain Company officers, other employees and directors pursuant to employment and option agreements.

Earnings Before Interest, Taxes, Depreciation, and
Amortization (EBITDA)

EBITDA, excluding the impact of the loss on the divestiture, increased $32.6 million or 43.0% in the period ended October 26, 1996 compared to the period ended September 23, 1995. The period ended September 23, 1995 included the adjustment to increase the Company's self-insurance reserve.

EBITDA for the operations of the Company excluding the stores to be sold or closed in the fourth quarter was $108,320 for the period ended October 26, 1996 compared to $118 for the stores being sold or closed for the same period.

Interest  Expense, Net

The $41.0 million increase in net interest expense for the period ended October 26, 1996, compared to the period ended
September 23, 1995 is attributable to financing incurred in connection with Merger.

Loss on Divestiture of Stores

During the period ended October 26, 1996, management evaluated the Company's market strategy, geographic positioning and store level return on assets. As a result of this evaluation, the Company developed a formal program in the quarter ended October 26, 1996 to sell or close the Company's distribution center in Vidalia, Georgia and approximately 47 stores (the "Divestiture Program"). The 47 stores included in the Divestiture Program consist of 33 Piggly Wiggly stores in Georgia, nine FoodMax stores in Georgia and South Carolina, two Food World stores in Florida, one Food World store in Mississippi, one Food World store in Alabama, and one Food Fair store in Alabama. The Divestiture Program will effect approximely 3,000 employees.

The Company retained an investment banking firm to contact potential buyers and to structure and manage a competitive bidding process. As of December 10, 1996, the Company has completed transactions involving the sale of 27 of the 47 stores included in the Divestiture Program. Sale proceeds from the transactions totaled $11.7 million plus

                                        Commission File No. 0-6544

a payment for counted inventory of $7.4 million. The Company has executed a contract for the sale of two additional stores for anticipated sale proceeds of $2.3 million plus a payment for counted inventory. It is expected that this transaction will be closed in late December 1996. Additionally, the Company recently completed going out of business sales on the remaining 18 stores for which buyers were not found. These
18 stores had total inventory at cost of $7.7 million on October 26, 1996. The Vidalia Distribution Center, which had total inventory at cost of $16.3 million on October 26, 1996, has also been closed.

The accompanying statement of operations for the thirty-nine week period ended October 26, 1996 includes a charge of $88.6 million for costs associated with the Divestiture Program. The $88.6 million consists of a $55.0 million loss on the divestiture of fixed assets and intangibles, net of proceeds of $14 million (of which $5.6 million was applied to goodwill), $18.5 million in future rental payments, $8.4 million in inventory markdowns and $6.7 million in severance costs, professional fees and other miscellaneous expenses.

Income Taxes

The Company's effective income tax benefits during the periods ended October 26, 1996 and September 23, 1995 reflect the loss before provision for income taxes and extraordinary items.

Extraordinary Item, Net

In the period ended October 26, 1996, the Company prepaid $45 million in principal amount of its $475 million term loan facility entered into in connection with the Merger.
As a result of this repayment, the related debt issuance costs of $1,175 (net of tax of $720) were written off in the period ended October 26, 1996. In the period ended September 23, 1995, the Company terminated an interest rate swap agreement and wrote off debt acquisition costs. As a result of these activities, $3,742 (net of tax of $2,294) was written off in the period ended September 23, 1995.


COMPARISON OF OPERATIONS FOR THE THIRTEEN WEEK PERIOD ENDED
OCTOBER 26, 1996 TO THE TWELVE WEEK PERIOD ENDED SEPTEMBER
23, 1995 (UNAUDITED)

Net Sales

Net sales increased $39.0 million or 6.0% in the thirteen-week period ended October 26, 1996 as compared to the twelve-week period ended September 23, 1995. Excluding the impact of the thirteenth week in the period ended October 26, 1996, sales decreased $14.2 million or 2.2%. The Company did not report results of operations for the thirteen-week period ended October 28, 1995; however, same store sales decreased 2.3% for the thirteen-week period ended October
26, 1996 as compared to the thirteen-week period ended October 28, 1995 due to a number of recent new store openings by competitors in the Company's trading areas.

Same store sales for the operations of the Company excluding the stores to be sold or closed in the fourth quarter decreased 1.8% for the period ended October 26, 1996 compared to the period ended October 28, 1995. Same store sales for the stores to be sold or closed decreased 6.3% for the same period.

                                       Commission File No. 0-6544
Gross Profit

Gross profit (net sales less cost of products sold) as a percentage of net sales was 23.5% in the period ended October 26, 1996, as compared to a gross profit percentage of 22.4% for the period ended September 23, 1995. The increase in gross profit was primarily due to improved buying and pricing practices resulting from the implementation of a new distribution center ordering system.

Gross profit for the Company's continuing operations was 23.2% for the period ended October 26, 1996. Gross profit for the stores to be sold or closed was 26.7%.

Store Operating, Selling and Administrative Expenses

Store operating, selling and administrative expenses as a percentage of net sales was 19.4% for the period ended October 26, 1996, as compared to 18.3% for the period ended September 23, 1995. The increase was primarily due to costs associated with increased promotional activities.

Because the stores being sold or closed during the fourth quarter are typically smaller volume stores, they tend to have higher store operating, selling and administrative expenses as a percentage of net sales. For the period ended October 26, 1996, store operating, selling and administrative expenses as a percentage of net sales was 25.5% for the stores being sold or closed compared to 18.8% for the Company's continuing operations.

Merger Expenses

Merger expenses recorded in the period ended September 23, 1995 are related to the Merger. These expenses consist primarily of professional and advisory fees as well as payments to certain Company officers, other employees and directors pursuant to employment and option agreements.

Earnings Before Interest, Taxes, Depreciation, and
Amortization (EBITDA)

EBITDA, excluding the impact of the loss on the divestiture, increased $1.9 million or 7.2% in the period ended October
26, 1996 compared to the period ended September 23, 1995 due to the additional week in the current year's period.

EBITDA for the operations of the Company excluding the stores to be sold or closed in the fourth quarter was $28,005 for the period ended October 26, 1996 compared to a $806 for the stores being sold or closed for the same period.

Loss on Divestiture of Stores

The accompanying statement of operations for the thirteen week period ended October 26, 1996 includes a charge of $88.6 million for costs associated with the Divestiture Program. The $88.6 million consists of a $55.0 million loss on the divestiture of fixed assets and intangibles, net of proceeds of $14 million (of which $5.6 million was applied to goodwill), $18.5 million in future rental payments, $8.4 million in inventory markdowns and $6.7 million in severance costs, professional fees and other miscellaneous expenses.

                                       Commission File No. 0-6544

Interest  Expense, Net

The $9.5 million increase in net interest expense for the period ended October 26, 1996, compared to the period ended
September 23, 1995 is attributable to financing incurred in connection with the Merger.

Income Taxes

The Company's effective income tax benefits for the periods ended October 26, 1996 and September 23, 1995 reflect the loss before provision for income taxes and extraordinary items.

Extraordinary Item, Net

In the period ended October 26, 1996, the Company prepaid
$20 million in principal amount of its $475 million term loan facility entered into in connection with the Merger.
As a result of this repayment, the related debt issuance costs of $513 (net of tax of $315) were written off in the period ended October 26, 1996. In the period ended
September 23, 1995, the Company terminated an interest rate swap agreement and wrote off debt acquisition costs. As a result of these activities, $3,742 (net of tax of $2,294) were written off in the period ended September 23, 1995.


LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has funded working capital requirements, capital expenditures and other cash requirements primarily through cash flow from operations. Operating activities generated $62.3 million and $100.2 million, respectively, in cash in each of the periods ended October 26, 1996 and September 23, 1995. The Company believes that operating cash flows will be sufficient to fund store expansion and working capital needs; however, if the Company needs additional cash, it has a $125 million undrawn revolving credit facility available. There were no borrowings outstanding under this facility during the thirty-nine week period ended October 26, 1996.

Cash flows used in investing activities were $37.4 million and $30.2 million for the thirty-nine week period ended
October 26, 1996 and the thirty-eight week period ended September 23, 1995, respectively. Proceeds from the sale of certain property totaled $1.8 million during the thirty-nine week period ended October 26, 1996 compared to $6.4 million during the thirty-eight week period ended September 23, 1995. Capital expenditures were $39.3 in the thirty-nine week period ended October 26, 1996 compared to $36.6 million in the thirty-eight week period ended September 23, 1995.
The Company's capital expenditures are primarily related to the opening of new and replacement stores and investments in purchasing and warehousing systems technology. The Company believes that capital expenditures for the remainder of fiscal 1996 will be financed through cash flows from operations, existing cash balances and, if necessary, borrowings under its revolving credit facility.

                                       Commission File No. 0-6544

The primary use of cash in financing activities during the thirty-nine week period ended October 26, 1996, was $46.5 million in long-term debt repayments, of which $45 million was a prepayment under the term loan facility. The Company also generated $2.2 million through sales of shares of the Company's common stock to executives of the Company.

The Company's financing arrangements contain certain restrictions that limit its ability to make future borrowings beyond the amounts currently available and to pay dividends.

On May 23, 1996, the Company entered into an agreement to purchase Seessel Holdings, Inc. ("SHI"), which owns and operates a retail supermarket business in Memphis, Tennessee, for $62 million in cash. SHI had formerly entered into an agreement with Fleming Companies, Inc. ("Fleming") under which SHI gave Fleming the right of first refusal to elect to acquire SHI on the same terms as the agreement with the Company. A dispute regarding whether Fleming properly exercised its right of first refusal was resolved on November 20, 1996 in the Company's favor. The Company plans to complete the acquisition of SHI by mid-December. The acquisition will be financed through cash flows from operations, existing cash balances and borrowings under the Company's revolving credit facility. The Company may pursue other acquisition opportunities as and when they become available.

On October 26, 1996, the Company announced the Divestiture
Program. As of the date hereof, the Divestiture Program is substantially complete. See note 4 to the Company's consolidated financial statements for the thirty-nine and thirteen week periods ended October 26, 1996 for a discussion of the Divestiture Program.

                                       Commission File No. 0-6544

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

In 1991, the Company received a favorable termination letter with respect to the termination of the employee pension plan of a supermarket chain acquired by the Company in 1989. Pursuant to that termination, distributions were made to all participants of that employee pension plan. After all of the benefit liabilities were paid, remaining plan assets of approximately $2.7 million were transferred to the Company as a reversion of excess pension assets. On June 15, 1992, the Company received a letter from the Pension Benefit Guaranty Corporation
("PBGC") contending that inappropriate actuarial assumptions were used to determine the value of the benefits distributed and that additional distributions must be made to numerous former participants in the plan.
In August 1994, the Company filed suit in the U.S. District
Court for the Northern District of Alabama challenging the PBGC's determination. In April 1995, the District Court entered summary judgment against the Company and in favor of the PBGC.
The Company appealed the District Court's ruling to the U.S. Court of Appeals for the Eleventh Circuit, which ruled against the Company. The Company is currently making additional distributions to the former participants in the plan. At October 26, 1996, the Company had established a reserve of $1.6 million in its consolidated financial statements to cover the additional distributions.

In addition, the Company is a party to various legal and taxing authority proceedings incidental to its business.
In the opinion of management, the ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

 Item 2.      Change In Securities

     None

 Item 3.     Defaults Upon Senior Securities

     None

 Item 4.    Submission of Matters to a Vote of Security Holders

     None

 Item 5.  Other Information

     None

                                        Commission File No. 0-6544

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit
     Number           Description
     -------        ---------------
      10.36 Employment Agreement, dated September 12, 1996, between the Company and Walter M. Grant.

      10.37 Employment Agreement, dated September 12, 1996, between the Company and James J. Hagan.

      10.38 Employment Agreement, dated September 12, 1996, between the Company and Laura Hayden.

      10.39     Form of Management Stockholder's Agreement, dated
                September 30, 1996, between the Company and each of Walter M. Grant, James J. Hagan and Laura Hayden.

      10.40 Form of Non-Qualified Stock Option Agreement, dated as of September 30, 1996, between the Company and each of Walter M. Grant, James J. Hagan and
                Laura Hayden.

      10.41     Schedule of Terms of Management Stockholder's
                Agreements and Non-Qualified Stock Option Agreements executed by each of Walter M. Grant, James J. Hagan and Laura Hayden.

       27       Financial Data Schedule  (for SEC use only).


(b)  Reports on Form 8-K

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




                                   BRUNO'S, INC.




                                   _________________
                                   James  J. Hagan,
                                   Senior  Vice  President-Finance
                                   and Chief Financial Officer






Dated: December 10, 1996

                                                        Commission File No. 0-6544

                                 BRUNO'S, INC.

                                   FORM 10-Q
                       (For Quarter Ended October 26, 1996)

                              INDEX OF EXHIBITS
                             -------------------

Exhibit Number                 Description                          Numbered Pages
----------------------------------------------------------------------------------
   10.36         Employment Agreement, dated September 12, 1996,
                 between the Company and Walter M. Grant.                   1-12

   10.37         Employment Agreement, dated September 12, 1996,
                 between the Company and James J. Hagan.                    1-11

   10.38         Employment Agreement, dated September 12, 1996,
                 between the Company and Laura Hayden.                      1-13

   10.39         Form of Management Stockholder's Agreement,
                 dated as of September 30, 1996, between the Company
                 and each of Walter M. Grant, James J. Hagan, and           1-19
                 Laura Hayden.

   10.40         Form of Non-Qualified Stock Option Agreement,
                 dated as of September 30, 1996, between the Company
                 and each of Walter M. Grant, James J. Hagan, and           1-12
                 Laura Hayden.

   10.41         Schedule of Terms of Management Stockholder's Agreements   1
                 and Non-Qualified Stock Option Agreements  executed
                 by each of Walter M. Grant, James J. Hagan, and
                 Laura Hayden.

     27          Financial Data Schedule


                                               19