Form 10-K405
period 1997-02-01
BRUNOS INC
filed 1997-04-28
CIK 14920

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------
                                   FORM 10-K
                                   ---------

(MARK ONE)  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1997

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM             TO
                                           ------------   ----------

                         COMMISSION FILE NUMBER 0-6544

                           --------------------------

                                 BRUNO'S, INC.
             (Exact name of registrant as specified in its charter)

            ALABAMA                                 63-0411801
(State or other jurisdiction of                (I.R.S. Employer
incorporation of organization)               Identification No.)

                800 LAKESHORE PARKWAY, BIRMINGHAM, ALABAMA 35211
                    (Address of principal executive office)

                                  205-940-9400
              (Registrant's telephone number including area code)

                           --------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                  COMMON STOCK
                                 $.01 Par Value


     Indicate by check mark whether Bruno's, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates (assuming solely for the purpose of this calculation that directors and officers are affiliates) of Bruno's, Inc. as of April 18, 1997 was approximately $49,500,000.

     The number of shares of Common Stock outstanding as of April 18, 1997 was approximately 25,297,149.

                      DOCUMENTS INCORPORATED BY REFERENCE
     Part III of this report incorporates information from the definitive proxy statement relating to the Annual Meeting of Stockholders of Bruno's, Inc. to be held on July 10, 1997.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

     Bruno's, Inc. (the "Company") is a leading supermarket operator in the Southeastern United States and is the largest supermarket operator in the State of Alabama. The Company, which was incorporated in Alabama on April 1, 1959, currently operates 218 supermarkets, including 123 in Alabama, 50 in Georgia, 20 in Tennessee, 17 in Florida, and eight in Mississippi. The Company's supermarkets are currently operated under several different names and formats, including Bruno's, Food World, FoodMax, Food Fair, Piggly Wiggly, and Seessel's. The Company operates approximately 17 "Supercenter" stores, which offer an expanded mix of general merchandise products as well as one-stop shopping conveniences such as pharmacies, banks, photography departments and optical centers.

     On August 18, 1995, Crimson Acquisition Corp. was merged into and with the Company (the "Merger"). Since the date of the Merger, Crimson Associates, L.P. and KKR Partners, II, L.P. (the "Partnerships") have owned 20,833,333 shares of the Company's Common Stock (the "Common Stock"). The shares owned by the Partnerships represent approximately 82.4% of the outstanding shares of Common Stock as of April 18, 1997. The Partnerships also own warrants under which they have the right to purchase an additional 10,000,000 shares of Common Stock. The partnerships were organized and are controlled by Kohlberg Kravis Roberts & Co., L.P. ("KKR").

     In December 1995, the Company changed its fiscal year from a 52-week or 53-week period ending on the Saturday closest to June 30 to a 52-week or 53-week period ending on the Saturday closest to January 31. In order to implement this change, the Company had a 30-week fiscal year beginning on July 1, 1995 and ending on January 27, 1996 (the "Transition Period").

     During the fiscal year ended February 1, 1997, the Company developed and completed a divestiture program under which the Company closed its distribution center located in Vidalia, Georgia and sold or closed 47 stores, including 37 stores in Georgia, five stores in South Carolina, two stores in Florida, two stores in Alabama, and one store in Mississippi. In addition, the Company in December 1996 acquired Seessel Holdings, Inc., which owns and operates eight supermarkets in Memphis, Tennessee and two supermarkets in Northern Mississippi.


STORE FORMATS

     The Company operates stores under three different formats, each of which addresses a different market segment. The formats utilized by the Company are described below.

     VALUE FORMAT. The Company's value stores are designed to attract value conscious customers through a combination of low prices, good customer service, and a broad range of product offerings. Approximately 111 of the Company's 218 stores are operated under the value format. Six of the value stores are Supercenters. The Company's value stores are operated under the names Food World and FoodMax.

     Food World. The Company operates 79 stores under the Food World name. These stores are typically high volume stores designed to appeal to a broad range of customers. With a primary emphasis on value, these stores offer low pricing along with an extensive variety of name-brand merchandise and specialty departments. Food World stores are promoted through television, newspaper, and radio advertising. The Company's Food World stores average approximately 44,000 in total square feet.

     FoodMax. The Company operates 32 stores under the FoodMax name. These stores are large with an open design, warehouse-style ceilings, and expanded perishable departments. These stores emphasize low prices and an extensive product selection while achieving low overhead through reduced staffing. The Company's FoodMax stores average approximately 52,000 in total square feet.

     COMBINATION FORMAT. The Company's combination format consists of approximately 54 stores, including 10 Supercenter stores, operating under the names Bruno's and Seessel's. These stores generally have a substantial breadth and depth of product offerings and are widely regarded as the quality and service leaders in the markets in which they are located. The combination stores typically contain expanded produce, bakery, delicatessen, and gourmet foods not generally found in conventional supermarkets, a variety of health and beauty care products normally found in large drug stores, and a wide range of general merchandise items. These stores average approximately 51,000 in total square feet and are generally located in suburban markets.

     NEIGHBORHOOD FORMAT. The Company's neighborhood format consists of approximately 53 stores operating primarily under the names Piggly Wiggly and Food Fair. The neighborhood stores are generally smaller than the Company's other supermarkets and emphasize friendly service and promotional pricing. For its neighborhood stores, which are generally located in small- to medium-sized towns and suburban neighborhoods, the Company advertises primarily through direct mail and weekly advertised specials.

     Piggly Wiggly. The Company's Piggly Wiggly stores are located in small- to medium-sized towns in central and southern Georgia. These stores average approximately 34,000 in total square feet and are promoted primarily through weekly advertised specials.

     Food Fair. Food Fair stores, like Piggly Wiggly, are designed to operate with lower overhead and competitive pricing in suburban neighborhoods and towns that will not support the volume necessary for a large supermarket. All of the Company's Food Fair stores are located in Alabama, and these stores average approximately 29,000 in total square feet.

STORE DEVELOPMENT

     The Company continuously evaluates its existing markets and potential new markets for their ability to support new or expanded stores. The Company combines market research and its in-depth knowledge of the Southeast region in evaluating market opportunities. In an effort to determine the sales potential for a proposed store site, the Company evaluates population shifts, zoning changes, traffic patterns, new construction and the proximity of the stores operated by its competitors. The Company is continuously seeking to identify suitable sites for new stores. The Company also continuously evaluates its existing stores in an effort to identify stores to be relocated or remodeled.

     The following table sets forth additional information concerning changes in the Company's store base for the fiscal years ended July 2, 1994 and July 1, 1995, the Transition Period, and the fiscal year ended February 1, 1997:


                                             Fiscal    Fiscal    Transition   Fiscal
                                              Year      Year       Period      Year
                                            -----------------------------------------
                                              1994      1995        1996       1996
                                            -----------------------------------------
Beginning of period.......................  257       257         252            254
Opened....................................    8         6           3              2
Acquired..................................    0         0           0             10
Closed or Sold............................    8        11           1             48
                                            ---       ---         ---            ---
End of period.............................  257       252         254            218
                                            ===       ===         ===            ===

Remodels..................................   39        15           3             13

ADVERTISING AND PROMOTION

     The Company's advertising and promotions are specifically tailored to each of its store formats. For value stores, the Company's promotions emphasize consistently low prices, and this image is reinforced through television and radio advertising. The combination format is typically promoted through television and radio advertising and through newspapers and newspaper inserts with an emphasis placed on quality produce and perishables and superior service at competitive prices. Combination stores also promote new products through in-store demonstrations and samples. For its neighborhood stores, which are generally located in small- to medium-sized towns and suburban neighborhoods, the Company advertises primarily through direct mail. In addition, to enhance its name recognition and image, the Company sponsors a number of regional and local events.

PRIVATE LABEL PROGRAM

     The Company offers approximately 1,400 items through its private label program. These items traditionally have been offered by the Company under the Staff (dry groceries), Four Winds Farm (dairy and perishables), Pharm (health and beauty care products), and Bay Harbor (frozen seafood) brand names. During the fiscal year ended February 1, 1997, the Company introduced approximately 200 new private label products under the Bruno's name and approximately 70 new private label products under the name Southern Homes. Gross margins on private label goods are higher than on national brands. Private label products are available at each of the Company's different formats, with a higher concentration in the value and neighborhood stores. The Company plans to continue expanding its private label program by introducing new labels featuring quality products and contemporary packaging.


COMPETITION

     The supermarket industry is highly competitive and is characterized by narrow profit margins. The Company's competitors include national and regional supermarket chains, independent and specialty grocers, drug and convenience stores, warehouse club stores, and supercenters operated by mass merchandisers featuring food, drug and retail sections in one store. In addition to food retailers, other retailers such as discount stores, drug stores and department stores are increasing their selection of food products. Supermarket chains compete based upon convenience of store location, price, service, cleanliness, store condition, product variety and product quality. In addition to emphasizing all of these traditional competitive factors, the Company attempts to gain an advantage over its competitors by operating its stores under different formats and by selecting the most appropriate format for each store based on the characteristics of the market area in which the store is located. The Company actively monitors its competitors' prices and adjusts its pricing and marketing strategies as management deems appropriate in light of existing market conditions.

     In recent years, the Company has faced increased competitive pressure in all of its markets, including Alabama where the Company has historically been the single largest supermarket chain. The Company's principal competitors include Wal-Mart, Winn Dixie, Bi-Lo, Delchamps, Kroger, Publix, and Food Lion. During 1996, the Company's competitors opened a significant number of new stores in market areas served by the Company. Many of the Company's competitors have significantly greater financial resources than the Company.


PURCHASING, WAREHOUSING AND DISTRIBUTION

     The Company has traditionally purchased merchandise from a large number of third party suppliers. The Company has utilized many category management techniques, including contract buying and, most recently, a continuous replenishment system, which provides for automatic daily product replenishment for certain products in its distribution center based on inventory level changes.

     The Company previously operated two primary distribution facilities, one located in Birmingham, Alabama and one located in Vidalia, Georgia. During 1996, the Company closed its distribution center located in Vidalia, Georgia. As a result, the Company now operates only one distribution facility located in Birmingham, Alabama. The Birmingham distribution facility consists of 1.4 million square feet and provides the Company with integrated warehousing and distribution capacity. The Company owns its Birmingham distribution facility subject to an arrangement with a local industrial development agency.

     Each store submits orders to the Company's distribution facility through a centralized processing system, and merchandise is normally received by the stores the next day. Merchandise is delivered from the distribution facility through a leased fleet of 120 tractors, 149 refrigerated trailers, and 123 dry trailers. Virtually all of the Company's stores are located within a 300-mile radius of the Birmingham distribution facility. The Company believes that its existing distribution capacity will be sufficient to support its store growth strategy over the next several years.


EMPLOYEE AND LABOR RELATIONS

     The Company is one of the leading private employers in Alabama. As of February 1, 1997, the Company employed approximately 25,000 persons, of whom approximately 48% were full-time employees and approximately 52% were part-time employees. Approximately 23,500 of the Company's employees are assigned to supermarkets, approximately 1,200 work in the Company's distribution facility, and approximately 300 are employed in the Company's business office. Approximately 90% of the Company's employees are paid on an hourly basis, and the remaining employees are salaried. The Company currently employs, on average, approximately 107 employees in each store.

     Approximately 76% of the Company's employees are represented by unions under various collective bargaining agreements. The Company is currently a party to a number of separate collective bargaining agreements with affiliates of either the United Food and Commercial Workers Union or the Retail, Wholesale and Department Store International Union. The agreements are generally negotiated in three- or four-year cycles. Pursuant to the collective bargaining agreements, the Company contributes to various union-sponsored multi-employer pension plans. In general, the Company believes that its relationships with its employees are good.

     The Company has an incentive compensation plan covering its key management employees. Incentive compensation for store operations managers is based upon the profitability of the operations within the scope of their management responsibility.

TRADE NAMES, SERVICE MARKS, TRADEMARKS AND FRANCHISES

     The Company uses a variety of trade names, service marks and trademarks. Except for "Bruno's," "Food World," "FoodMax," "Piggly Wiggly," "Food Fair," and "Seessel's," the Company does not believe any of such trade names, service marks or trademarks are material to its business.

     The Company and Piggly Wiggly Company are parties to a franchise agreement under which the Company has the right to operate stores under the "Piggly Wiggly" name in certain areas of central and southern Georgia. The Company does not have the right to use the "Piggly Wiggly" name in any market areas except for those specified in the franchise agreement.


ENVIRONMENTAL MATTERS

     The Company is subject to federal, state and local laws, regulations and ordinances that (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes and (ii) impose liability for the cost of cleaning up and for certain damages resulting from past spills or other releases of hazardous materials. The Company believes that it currently conducts its operations, and in the past has operated its business, in substantial compliance with applicable environmental laws and regulations. From time to time, the operations of the Company may result in noncompliance with or liability for cleanup pursuant to environmental laws and regulations. The Company does not believe that any such noncompliance or liability under current environmental laws and regulations would have a material adverse effect on its results of operations and financial condition.

     The Company has not incurred material capital expenditures for environmental controls during the previous three years, nor does the Company anticipate incurring such expenditures during the current fiscal year or the succeeding fiscal year.


GOVERNMENTAL REGULATIONS

     The Company is subject to regulation by a variety of governmental agencies, including, but not limited to, the United States Food & Drug Administration, the United States Department of Agriculture, and other federal, state and local agencies.


ITEM 2.  PROPERTIES

     The Company operates a total of 218 supermarkets, of which 123 are located in Alabama, 50 in Georgia, 17 in Florida, 20 in Tennessee, and eight in Mississippi. In addition, the Company operates nine liquor stores located adjacent to Food World stores in Florida.

The table below shows the stores operated by the Company and the average square footage for each store:


                                                        Number       Average
                                                       of Stores  Square Footage
                                                       ---------  --------------

     Value Format:
        Food World                                        79          44,000
        FoodMax                                           32          52,000
                                                         ---
        Subtotal                                         111
     Combination Format:
        Bruno's                                           43          52,000
        Seessel's                                         10          47,000
        Other                                              1          32,000
                                                         ---
        Subtotal                                          54
     Neighborhood Format:
        Piggly Wiggly                                     21          34,000
        Food Fair                                         30          29,000
        Other                                              2          41,000
                                                         ---
        Subtotal                                          53
        Total                                            218
                                                         ===

     The Company owns the real property on which 68 of its 218 supermarkets are located. In addition, the real property on which five stores are located is owned by a joint venture between the Company and Metropolitan Life Insurance Company. The joint venture leases such stores back to the Company. The Company also owns a number of sites that can be used for future store and warehouse development, as well as certain non-operating real estate assets.

     The Company leases the property on which 150 of its 218 stores are located under standard commercial leases which generally obligate the Company to pay its proportionate share of real estate taxes, common area maintenance charges and insurance costs. In addition, such leases generally provide for the Company to pay a base monthly rent plus additional rent based on a percentage of sales when sales from the store exceed a certain dollar amount. Generally these leases are long-term, with one or more renewal options. SEE "LONG-TERM LEASES" IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. The Company owns the fixtures and equipment in each leased location and has made various leasehold improvements to the store sites.

     The Company operates a warehouse, distribution center and office complex consisting of approximately 1,375,000 square feet located in the Oxmoor West Industrial Park in Birmingham, Alabama. The property on which this complex is located consists of approximately 200 acres, including approximately 100 acres of currently undeveloped land. The Company owns this property subject to certain arrangements with the Industrial

Development Board of the City of Birmingham. The Company also owns, subject to a similar industrial development authority arrangement, a warehouse and distribution center consisting of approximately 686,000 square feet located on a 90-acre site in Vidalia, Georgia. The Company closed this distribution center in 1996. The distribution center is currently vacant and is listed for sale by the Company.

     The Company's properties are well maintained and are in good operating condition and are suitable and adequate for operating the Company's business.


ITEM 3.  LEGAL PROCEEDINGS

     In 1991, the Company received a favorable termination letter with respect to the termination of the employee pension plan of a supermarket chain acquired by the Company in 1989. Pursuant to the termination, distributions were made to all of the participants in the employee pension plan. After all the benefit liabilities were paid, the remaining plan assets of approximately $2.7 million were transferred to the Company as a reversion of excess pension assets. On June 15, 1992, the Company received a letter from the Pension Benefit Guaranty Corporation ("PBGC") contending that inappropriate actuarial assumptions were used to determine the value of the benefits distributed and that additional distributions must be made to numerous former participants in the plan. In August 1994, the Company filed a lawsuit in the U.S. District Court for the Northern District of Alabama challenging the PBGC's determination. In April 1995, the District Court ruled against the Company and in favor of the PBGC. The Company appealed the District Court's ruling to the U.S. Court of Appeals for the Eleventh Circuit, which also ruled against the Company. The Company is currently making additional distributions to the former participants in the plan. An amount necessary to cover the additional distributions was reserved by the Company in its consolidated financial statements for the Transition Period.

     In addition, the Company is a party to various legal and taxing authority proceedings incidental to its business. In the opinion of management, these proceedings will not have a material adverse affect on the financial position or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended February 1, 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Each of the executive officers of the Company as of the date hereof was elected to serve until the next annual meeting of the Board of Directors of the Company or until his or her successor is elected and qualified:


                                                                      Position
Name               Age  Office                                       Held Since
----               ---  ------                                      ------------

William J. Bolton  50   Chairman of the Board and Chief Executive   August 1995
                           Officer
David B. Clark     44   Executive Vice President - Merchandising    January 1997
                           Executive Vice President and Chief
James J. Hagan     38   Financial Officer                           January 1997
John Butler        48   Senior Vice President - Operations          March 1997
Walter M. Grant    52   Senior Vice President, General Counsel      June 1996
                           and Secretary
Laura Hayden       39   Senior Vice President - Human Resources     July 1996

     Mr. Bolton was elected to the position of Chairman of the Board and Chief Executive Officer of the Company in August 1995. Mr. Bolton served as President of Jewel Food Stores from 1991 to August 1995 and as Chief Operating Officer Markets of American Stores Company from April 1995 to August 1995.

     Mr. Clark was elected to the office of Executive Vice President - Merchandising in January 1997. Between November 1995 and January 1997, Mr. Clark served as the Company's Senior Vice President - Operations. Mr. Clark served as Executive Vice President - Merchandising and Operations, of Cub Food Stores, a division of Super Valu, Inc., from January 1992 to November 1995.

     Mr. Hagan was elected Executive Vice President and Chief Financial Officer of the Company in January 1997. He served as Senior Vice President and Chief Financial Officer of the Company from May 1996 to January 1997. Mr. Hagan served in various positions with Revco D.S., Inc. between May 1987 and May 1996, including Executive Vice President of Finance and Chief Financial Officer from August 1995 until May 1996, Senior Vice President of Real Estate and Development from July 1993 until August 1995, and Vice President and Treasurer from August 1988 until July 1993.

     In March 1997, Mr. Butler was elected to the office of Senior Vice President - Operations of the Company. Prior to joining the Company, Mr. Butler was employed by H.E. Butt Grocery Company for approximately 15 years.
He served as Vice President - Store Operations, Central Texas Division, of H.E. Butt Grocery Company from 1992 through 1996.

     Mr. Grant was elected to the office of Senior Vice President, General Counsel and Secretary of the Company in June 1996. He served as Senior Vice President, General Counsel and Secretary of The Actava Group Inc. (formerly named Fuqua Industries, Inc.) from July 1993 through June 1996 and as Senior Vice President and General Counsel for the North American operations of Smith & Nephew plc, an international health care company, from

October 1991 through June 1993. Prior to October 1991, Mr. Grant served as Vice President, General Counsel and Secretary of Contel Corporation, a telecommunications company.

     Ms. Hayden was elected to the office of Senior Vice President - Human Resources of the Company in July 1996. Prior to joining the Company, Ms. Hayden was employed for 16 years by various divisions or subsidiaries of PepsiCo., Inc. She served as Vice President - Human Resources (Headquarters) of Frito Lay, Inc. from January 1996 until July 1996, as Vice President - Human Resources for the Central Division of Frito Lay, Inc. from June 1994 until January 1996, as Vice President - Human Resources for the Eastern Division of Frito Lay, Inc. from January 1993 until June 1994, and as Senior Director of Human Resources for the South Division of Pizza Hut, Inc. from April 1989 until January 1993.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Until August 18, 1995, the date of the Merger, shares of the Company's Common Stock were traded on the NASDAQ National Market System under the symbol BRNO. The following table sets forth, by fiscal quarter, the high and low sales prices, rounded to the nearest eighth, reported by the NASDAQ National Market System with respect to sales of the Common Stock for the periods indicated prior to August 18, 1995.


                                    For Fiscal Year
                                   Ended July 1, 1995
                                   ------------------

                                High               Low
                                ----               ---
     First Quarter              9 1/4                7
     Second Quarter            10 1/4              7 7/8
     Third Quarter             10 3/16             9 1/4
     Fourth Quarter            12 1/4              9 1/4


                                For Transition Period
                                ---------------------

                                High               Low
                                ----               ---

     July 1, 1995              11 7/8             11 5/8
     to August 18, 1995

     Since August 18, 1995, the Company's Common Stock has been traded in the over-the-counter market, in the "pink sheets" published by the National Quotation Bureau, and has been listed on the OTC Bulletin Board under the symbol BRNO. The market for the Company's Common Stock must be characterized as a limited market due to the relatively low trading volume and the small number of brokerage firms acting as market makers. The following table sets forth, for the periods indicated, certain information with respect to the high and low bid quotations for the Common Stock as reported by a market maker for the Company's Common Stock. The quotations represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions. No assurances can be given that the prices for the Company's Common Stock will be maintained at their present levels.


                                              For Transition Period
                                              ---------------------

                                           High Bid              Low Bid
                                           --------              -------
August 19, 1995 to
September 23, 1995                          11 3/4                 10


                                           For Transition Period
                                           ---------------------

                                         High Bid           Low Bid
                                         --------           -------
Eighteen-week period
from September 23, 1995 to
January 27, 1996                          11 3/8              10

                                     For Fiscal Year Ended February 1, 1997
                                     --------------------------------------

                                           High Bid            Low Bid
                                           --------            -------

First Quarter                                12                 9 7/8
Second Quarter                             14 1/16             11 7/8
Third Quarter                              14 5/8              13 3/8
Fourth Quarter                             17 1/4              14 3/8

     As of April 18, 1997, there were approximately 25,297,149 shares of the Company's Common Stock issued and outstanding held by approximately 4,150 holders of record, including shares held of record by brokerage firms and clearing corporations on behalf of their customers.

     During its fiscal year ended July 1, 1995, the Company paid a quarterly cash dividend on the Common Stock in the amount of $.065 per share. The Company suspended the payment of dividends on the Common Stock upon consummation of the Merger, and the Company does not contemplate the declaration of dividends on the Common Stock in the foreseeable future. The Company's debt agreements, including the Company's 10 1/2% Senior Subordinated Notes due 2005 and the credit facility entered into by the Company in connection with the Merger, restrict the payment of dividends on the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                  BRUNO'S, INC. AND SUBSIDIARIES

                                                      SELECTED FINANCIAL DATA
                                    (Amounts in Thousands, Except Share and Per Share Amounts)

                                                                         FISCAL YEAR ENDED
                                           -------------------------------------------------------------------------------------
                                                         JANUARY 27,
                                           FEBRUARY 1,      1996            JULY 1,       JULY 2,      JULY 3,        JUNE 27,
                                              1997       (52 WEEKS)          1995          1994          1993           1992
                                           (53 WEEKS)    (UNAUDITED)      (52 WEEKS)    (52 WEEKS)    (53 WEEKS)     (52 WEEKS)
                                           ------------  -----------     -----------   ------------   ----------     -----------
SELECTED INCOME STATEMENT DATA:
  Net Sales ............................   $ 2,899,044    $ 2,891,076    $ 2,869,569   $ 2,834,688    $ 2,872,327    $ 2,657,846
                                           -----------    -----------    -----------   -----------    -----------    -----------
  Cost and expenses:
    Cost of products sold ..............     2,202,753      2,224,975      2,196,556     2,185,587      2,242,455      2,067,560
    Store operating, selling
       and administrative
       expenses ........................       548,210        583,149        544,936       512,063        489,950        439,713
    Merger Expenses ....................          --           29,610           --            --             --             --
    Loss on divestiture of stores ......        88,588           --             --            --             --             --
    Depreciation and amortization ......        55,911         57,328         54,031        52,343         48,718         44,261
    Interest expense, net ..............        83,794         51,645         20,784        15,925         17,817         10,777
    Writedown of securities ............          --             --             --            --             --            3,393
    Impairment of long-lived assets ....          --           35,411           --            --             --            5,000
                                           -----------    -----------    -----------   -----------    -----------    -----------
                                             2,979,256      2,982,118      2,816,307     2,765,918      2,798,940      2,570,704
                                           -----------    -----------    -----------   -----------    -----------    -----------
    Income (loss) from continuing
       operations before income taxes
       (benefit) and extraordinary item        (80,212)       (91,042)        53,262        68,770         73,387         87,142
    Provision for income taxes (benefit)       (30,697)       (20,107)        19,920        28,189         26,493         30,776
                                           -----------    -----------    -----------   -----------    -----------    -----------
       Income (loss) from continuing
         operations before
         extraordinary item ............       (49,515)       (70,935)        33,342        40,581         46,894         56,366
                                           -----------    -----------    -----------   -----------    -----------    -----------
    Discontinued operations, net:
       Loss on disposal ................          --             --             --            --             --           (8,550)
       Loss from operations ............          --             --             --            --             --           (4,400)
                                           -----------    -----------    -----------   -----------    -----------    -----------
                                                  --             --             --            --             --          (12,950)
                                           -----------    -----------    -----------   -----------    -----------    -----------
    Extraordinary item, net ............        (1,674)        (4,902)          --          (3,288)                         --
                                           -----------    -----------    -----------   -----------    -----------    -----------
          Net income (loss) ............   $   (51,189)   $   (75,837)   $    33,342   $    37,293    $    46,894    $    43,416
                                           ===========    ===========    ===========   ===========    ===========    ===========

                                                                                FISCAL YEAR ENDED
                                         ------------------------------------------------------------------------------------------
                                                          JANUARY 27,
                                          FEBRUARY 1,        1996            JULY 1,        JULY 2,        JULY 3,       JUNE 27,
                                             1997         (52 WEEKS)          1995           1994           1993          1992
                                          (53 WEEKS)      (UNAUDITED)      (52 WEEKS)     (52 WEEKS)     (53 WEEKS)     (52 WEEKS)
                                         -------------   -------------   ------------   -------------   ------------   ------------

 Earnings (loss) per common share:
   Income (loss) from
     continuing operations
     before extraordinary item .......   $      (1.97)   $      (1.31)   $       0.43   $       0.52    $       0.60   $       0.69
   Discontinued operations, net ......           0.00            0.00            0.00           0.00            0.00          (0.16)
   Extraordinary item, net ...........          (0.06)          (0.09)           0.00          (0.04)           0.00           0.00
                                         ============    ============    ============   ============    ============   ============
     Net income (loss) ...............   $      (2.03)   $      (1.40)   $       0.43   $       0.48    $       0.60   $       0.53
                                         ============    ============    ============   ============    ============   ============

  Cash dividends per common share ....   $       --      $       --      $       0.26   $       0.24    $       0.22   $       0.20
                                         ============    ============    ============   ============    ============   ============

 Weighted average number of common and
    equivalent shares outstanding ....     25,183,559      54,139,503      77,571,000     78,088,000      78,717,000     81,874,000
                                         ============    ============    ============   ============    ============   ============


SELECTED BALANCE SHEET DATA:
 Cash and cash equivalents ...........   $      4,908    $     57,387    $     25,916   $     30,259    $     20,093   $     19,507
 Working Capital .....................           (816)         65,713         141,420        174,392         117,510        110,968
 Property and equipment, net .........        466,997         491,664         516,374        540,139         543,877        467,824
 Total assets ........................        791,431         873,149         895,641        927,208         916,923        834,683
 Long-term debt and capitalized
   lease obligations .................        826,137         852,186         219,561        296,460         269,046        172,190
  Shareholders' investment
   (deficiency in net assets) ........       (330,149)       (281,343)        429,814        421,354         402,667        422,443

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in Thousands)

RESULTS OF OPERATIONS
     The following income statement information for the fiscal year ended February 1, 1997 and the fifty-two week period ended January 27, 1996 is presented in connection with Management's Discussion and Analysis of Financial Condition and Results of Operations:


                              =====================================================================================================
                                                           February 1, 1997                                       January 27, 1996
                                                             (53 weeks)                                              (52 weeks)
                              -------------------------------------------------------------  ------------------  ------------------
                                     Operating             Divested                                                  (Unaudited)
                                      Stores               Stores              Seessel's         Total Company     Total Company
                              --------------------  -------------------  ------------------  ------------------  ------------------
                                Amount       %        Amount      %        Amount      %       Amount      %       Amount      %
                              ----------   ------    --------   ------     -------   ------  ----------  ------  ----------  ------
Net sales                     $2,644,530   100.00%   $224,613   100.00%    $29,901   100.00% $2,899,044  100.00% $2,891,076  100.00%
Cost of products sold          2,013,178    76.13     168,555    75.04      21,020    70.30   2,202,753   75.98   2,224,975   76.96
                              ----------   ------    --------   ------     -------   ------  ----------  ------  ----------  ------
Gross profit                     631,352    23.87      56,058    24.96       8,881    29.70     696,291   24.02     666,101   23.04

Store operating, selling,
 and administrative expenses     484,011    18.30      56,675    25.23       7,524    25.16     548,210   18.91     583,149   20.17
                              ----------   ------    --------   ------     -------   ------  ----------  ------  ----------  ------
EBITDA (as defined)              147,341     5.57        (617)   (0.27)      1,357     4.54     148,081    5.11      82,952    2.87

Loss on divestiture
  of stores                            0     0.00      88,588    39.44           0     0.00      88,588    3.06           0    0.00
Merger Expenses                        0     0.00           0     0.00           0     0.00           0    0.00      29,610    1.02
Impairment of
 long-lived assets                     0     0.00           0     0.00           0     0.00           0    0.00      35,411    1.22
Depreciation and
 amortization                     49,282     1.86       5,810     2.59         819     2.74      55,911    1.93      57,328    1.98
                              ----------   ------    --------   ------     -------   ------  ----------  ------  ----------  ------
Operating income (loss)       $   98,059     3.71%   $(95,015)  (42.30%)   $   538     1.80% $    3,582    0.12% $  (39,397) (1.36%)
                              ==========   ======    ========   ======     =======   ======  ==========  ======  ==========  ======

                                         UNAUDITED PRO FORMA INCOME STATEMENT INFORMATION*
                                 ==============================================================
                                                        February 1, 1997
                                                           (52 weeks)
                                 --------------------------------------------------------------
                                         Bruno's             Seessel's       Total Company
                                 --------------------   ------------------ --------------------
                                   Amount       %       Amount       %       Amount       %
                                 ----------   ------    --------   ------  ----------   ------
Net sales                        $2,594,633   100.00%   $181,648   100.00% $2,776,281   100.00%
Cost of products sold             1,975,193    76.13     128,234    70.59   2,103,427    75.76
                                 ----------   ------    --------   ------  ----------   ------
Gross profit                        619,440    23.87      53,414    29.41     672,854    24.24

Store operating, selling,
 and administrative expenses        474,879    18.30      43,972    24.21     518,851    18.69
                                 ----------   ------    --------   ------  ----------   ------
EBITDA (as defined)                 144,561     5.57       9,442     5.20     154,003     5.55

Depreciation and amortization        48,352     1.86       5,933     3.27      54,285     1.96
                                 ----------   ------    --------   ------  ----------   ------

Operating income (loss)          $   96,209     3.71%   $  3,509     1.93% $   99,718     3.59%
                                 ==========   ======    ========   ======  ==========   ======


* Represents income statement information of the operating stores for the fifty-two weeks ended February 1, 1997 plus the results of Seessel Holdings, weeks ended February 1, 1997 presented as if Seessel's had been acquired on January 28, 1996.

GENERAL

         As of February 1, 1997, the Company operated a chain of 218 supermarkets and combination food and drug stores. The Company also operated nine retail liquor stores located in the Florida panhandle. In December 1995, the Company changed its fiscal year to a fifty-two or fifty-three week year ending on the Saturday closest to January 31 from a fifty-two or fifty-three week year ending on the Saturday closest to June 30. Due to the change in year end, the consolidated statements of operations include the fifty-three week fiscal year ended February 1, 1997, the thirty week period ended January 27, 1996, footnote disclosure of the unaudited fifty-two week period ended January 27, 1996 (for comparative purposes), and the fiscal years ended July 1, 1995 and July 2, 1994.

         During the fiscal year ended February 1, 1997, the Company developed and completed a divestiture program (the "Divestiture Program") under which the Company closed its distribution center located in Vidalia, Georgia and sold or closed 47 stores, including 37 stores in Georgia, five stores in South Carolina, two stores in Florida, two stores in Alabama, and one store in Mississippi. In addition, the Company in December 1996 acquired Seessel Holdings, Inc., which owns and operates eight supermarkets in Memphis, Tennessee and two supermarkets in Northern Mississippi . See "Divestiture Program" and "Seessel's Acquisition" in Notes to Consolidated Financial Statements.

COMPARISON OF OPERATIONS FOR THE FIFTY-THREE WEEK PERIOD
ENDED FEBRUARY 1, 1997 TO THE FIFTY-TWO WEEK PERIOD
ENDED JANUARY 27, 1996 (UNAUDITED)

NET SALES

         Net Sales increased 0.28% to $2.899 billion for the fifty-three week fiscal year ended February 1, 1997 compared to $2.891 billion for the fifty-two week period ended January 27, 1996. Same store sales decreased 1.23% due to increased competitive activity in the Company's trade areas. The Company's store count decreased from 254 at January 27, 1996 to 218 at February 1, 1997. The change in store count primarily resulted from the Divestiture Program and the acquisition of Seessel Holdings, Inc.

GROSS PROFIT

         Gross Profit increased as a percentage of net sales from 23.04% to 24.02%. The increase was due to improved buying and pricing practices resulting from the implementation of a new distribution center ordering system and an unusual charge of $7.8 million in the prior period resulting from a refinement in the Company's inventory valuation methodology based on additional information. Excluding the unusual charge, the gross profit percentage in the prior period would have been 23.31%.

STORE OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

         Store operating, selling and administrative expenses decreased to $548.2 million, or 18.91% of net sales, in the current fiscal year from $583.1 million, or 20.17% of net sales, in the prior period. The decrease is attributable to the following nonrecurring items in the prior period: (i) an increase in the Company's estimated liability for self insurance claims of $37.2 million based on the initial use of actuarial assumptions, (ii) a $5.1 million write off of a deposit made in 1992 for three proposed stores which will not be developed, (iii) the accrual of $2.7 million as a result of the Company's loss of a court appeal related to a claim by the Pension Benefit Guaranty

Corporation concerning the termination of an employee pension plan in 1989, (iv) an increase in the accrual related to future lease and other obligations on closed stores of $3.4 million reflecting a change in management's assumptions with respect to anticipated future lease income plus an additional closed store,
(v) a $2.5 million write off of leasehold improvements and equipment determined to have no value in stores which have been remodeled, (vi) the write off of a $1.8 million deposit made by the Company for medical benefits under a union plan which, upon execution of the related union contract in November 1995, was determined not to have benefit beyond the current period, and (vii) miscellaneous charges of $1.8 million. Excluding these charges (a total of $54.5 million), store operating, selling and administrative expenses would have increased 3.71% from $528.6 million in the prior period to $548.2 million in the current fiscal year due to costs associated with increased promotional activities.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA)

         EBITDA was $148.1 million in the current fiscal year compared to $82.9 million in the prior period. The Company considers certain amounts described above under the headings Gross Profit and Store Operating, Selling and Administrative Expenses to be unusual charges to operations during the prior period. Excluding these items (a total of $62.3 million), the Company would have had EBITDA of $145.2 million during the period ended January 27, 1996.

MERGER EXPENSES

         On August 18, 1995, Crimson Acquisition Corp. was merged into and with the Company (the "Merger"). Expenses related to the Merger of $29.6 million were incurred in the period ended January 27, 1996. These expenses consisted primarily of professional and advisory fees as well as payments to certain former Company officers, other employees and directors pursuant to employment and option agreements.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization for the fiscal year ended February 1, 1997 decreased as a percentage of sales as compared to the period ended January 27, 1996. The decrease was due to the Company changing its estimate of the depreciable lives of certain technology equipment in the period ended January 27, 1996, resulting in an additional charge to depreciation of $3.0 million.

INTEREST EXPENSE, NET

         Net interest expense increased 62.25% to $83.8 million in the fiscal year ended February 1, 1997 as compared to $51.6 million in the period ended January 27, 1996. The increase is attributable to financing incurred in connection with the Merger and the 53rd week in the current year.

LOSS ON DIVESTITURE OF STORES

         During the fiscal year ended February 1, 1997, management evaluated the Company's market strategy, geographic positioning and store level return on assets. As a result of this evaluation, the Company developed the Divestiture Program during the third quarter of the fiscal year which called for the sale or closure of the Company's distribution center in Vidalia, Georgia and 47 stores. The 47 stores consisted of 33 Piggly Wiggly stores in Georgia, nine FoodMax stores in Georgia and South Carolina, two Food World stores in Florida, one Food World store in Mississippi, one Food World store in Alabama, and one Food Fair store in Alabama.

         As of February 1, 1997, the Divestiture Program had been completed. The Company sold 29 stores to various purchasers and received proceeds of $20.1 million ($12.5 million for fixed assets and $7.6 million for counted inventory). The remaining 18 stores and the Vidalia Distribution Center were closed.

         The accompanying statement of operations for the fiscal year ended February 1, 1997 includes a charge of $88.6 million for costs associated with the Divestiture Program. This amount consists of a $55.0 million loss on the disposal of fixed assets and intangibles (of which $5.6 million was applied to goodwill), $18.5 million in future rental payments, $8.4 million in inventory markdowns and $6.7 million in severance costs, professional fees and other miscellaneous expenses.

IMPAIRMENT OF LONG-LIVED ASSETS

         At January 27, 1996, the Company elected to adopt early the provisions of Statement of Financial Accounting Standard No. 121, which resulted in a review of its operating assets for impairment at the individual store level using a future cash flow and market value approach. For those store level assets where the remaining net book value exceeded the sum of estimated future operating cash flows, an impairment loss of $32.1 million (of which $19.0 million was goodwill) was recognized for the excess of net book value over estimated fair value. Other impairment charges of $3.3 million were recognized primarily relating to an idle warehouse facility and certain land held for investment, resulting in a total impairment charge of $35.4 million.

LOSS BEFORE INCOME TAXES (BENEFIT) AND EXTRAORDINARY ITEMS

         In the fiscal year ended February 1, 1997, the Company had a loss before income tax benefit and extraordinary items of $80.2 million compared to a loss before income taxes and extraordinary items of $91.0 million in the period ended January 27, 1996. The Company considers certain amounts described above under the headings Gross Profit, Store Operating, Selling and Administrative Expenses, Merger Expenses, Depreciation and Amortization, Loss on Divestiture of Stores, and Impairment of Long-Lived Assets to be unusual charges to operations. Excluding these items (a total of $88.6 million for the fiscal year ended February 1, 1997 and $130.3 million for the period ended January 27, 1996), the Company would have had income before income taxes and extraordinary items of $8.4 million for the current fiscal year compared to $39.3 million in the prior period. The decrease in income before income taxes (benefit) and extraordinary items is attributable to the increase in interest expense in the current fiscal year resulting from the Merger.

INCOME TAXES

         The Company realized a tax benefit of $30.7 million in the fiscal year ended February 1, 1997 compared to a tax benefit of $20.1 million in the period ended January 27, 1996. The effective tax rate was 38% and 23% for the fiscal year ended February 1, 1997 and the period ended January 27, 1996, respectively. The difference in the effective tax rates is primarily a result of the write-off of goodwill of $19.0 million and Merger related transaction costs of $13.6 million which are not deductible for tax purposes in the period ended January 27, 1996.

EXTRAORDINARY ITEM, NET

         In the fiscal year ended February 1, 1997, the Company prepaid $65.0 million in principal on its $475.0 million term loan facility entered into in connection with the Merger. As a result of this prepayment, the related debt issuance costs of $1.7 million (net of tax of $1.0 million) were written off. In the period ended January 27, 1996, the Company wrote off debt issuance costs related to the early extinguishment of private placement debt and terminated an interest rate swap agreement, resulting in a $3.7 million loss (net of tax of $2.3 million). Additionally, in January 1996 the Company prepaid $41.0 million principal amount of its $475.0 million term loan facility, resulting in the write off of $1.2 million (net of tax of $0.7 million) of debt issuance costs.


COMPARISON OF OPERATIONS FOR THE FIFTY-TWO WEEK PERIOD ENDED JULY 1,1995 TO THE FIFTY-TWO WEEK PERIOD ENDED JULY 2, 1994

NET SALES

         Net sales increased 1.2% to $2.870 billion for the fifty-two week fiscal year ended July 1, 1995 compared to $2.835 billion for the fifty-two week fiscal year ended July 2, 1994. The net sales increase was primarily due to the Company's focus on remodeling its existing stores and increasing its emphasis on customer service.

GROSS PROFIT

         Gross profit as a percentage of net sales increased 0.6% between fiscal 1994 and 1995. The increase in gross profit was primarily due to an increased sales mix of higher margin perishable and general merchandise products. This improvement was a direct result of the Company's development and emphasis on its larger format stores which carry a greater percentage of these products.

STORE OPERATING, SELLING, AND ADMINISTRATIVE EXPENSES

         On May 18, 1995, the Company announced that it had reviewed the methodology it used to estimate required balance sheet reserves for self-insured workers' compensation and general liability claims. The Company had historically followed the guidance in Statement of Financial Accounting Standards ("SFAS") No. 5 and SFAS No. 112 to account for exposures under its workers' compensation, general liability and medical self-insurance programs. This guidance requires accrual of the best estimate of probable liabilities within a range of loss estimates. In applying this accounting principle, the Company had consistently utilized case estimates of probable liabilities prepared by experienced parties using all available claims data as to the extent of losses and related costs. The Company believed that this practice was consistent with the method used by many other companies. Because (a) the number of stores and employees had remained flat from fiscal 1992 through fiscal 1995, (b) annual cash payments under these plans had only increased approximately 6% from fiscal 1993 through fiscal 1995 (an average of 3% per year), and (c) the number of outstanding claims had also remained relatively flat, the Company did not believe a complete actuarial study was either necessary or cost beneficial. Consequently, actuarially-based computations were previously not performed. During May 1995, in connection with the Merger, affiliates of Kohlberg Kravis Roberts & Co. ("KKR") independently obtained actuarially-based estimates of the Company's liabilities for workers' compensation and general liability self-insurance exposures which were substantially higher than the Company's case estimates. After a review of these estimates and consultation with its advisors, the Company determined that these actuarial techniques provided better estimates than those which had previously been used by the Company. The Company then computed new estimated reserve requirements using actuarial techniques, and, in accordance with its policy and SFAS No. 5 and SFAS No. 112, recorded an adjustment to increase these self-insurance reserves by approximately $22.2 million (approximately $13.8 million net of income taxes) as a change in accounting estimate in the third fiscal quarter ended April 8, 1995. Approximately $19.2 million of the $22.2 million charge relating to this change in accounting estimate was of a nonrecurring nature.

         Excluding the self-insurance reserve adjustment, store operating, selling and administrative expenses as a percentage of net sales increased by 0.1% from fiscal 1994 to fiscal 1995. The increase as a percentage of net sales was primarily due to the higher operating costs associated with the increasing number of larger format stores. These larger stores employ additional personnel and have higher operating costs, particularly in their expanded service-oriented departments.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization as a percentage of net sales remained relatively constant during fiscal 1994 and 1995.

INTEREST EXPENSE, NET

         The increase in net interest expense during fiscal 1995 compared to fiscal 1994 is due to an increase in interest rates which affected the Company's borrowings, including its net interest position on an $80.0 million notional interest rate swap.

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


UNAUDITED PRO FORMA INCOME STATEMENT INFORMATION

         The unaudited pro forma income statement information presents the results of the Company as if the Divestiture Program and the Seessel's Acquisition had both occurred on January 28, 1996, and as if the fiscal year ended February 1, 1997 had been a fifty-two week year. The results of Seessel's represent, in all material respects, their internally reported results for the fifty-two week period ended February 1, 1997 except for depreciation and amortization which has been adjusted to reflect the post acquisition annualized expense.

LIQUIDITY AND CAPITAL RESOURCES

         In December 1995, the Company elected to change its fiscal year end to the Saturday closest to January 31, from the Saturday closest to June 30 to be consistent with the predominant practice in the Company's industry. The change of fiscal year resulted in a transition period of thirty weeks beginning July 2, 1995 and ending January 27, 1996.

         Historically, the Company has funded working capital requirements, capital expenditures and other cash requirements primarily through cash flows from operating activities. Cash flows from operating activities were $78.6 million for the fiscal year ended February 1, 1997 compared to $97.9 million, $125.7 million and $86.9 million for the thirty week transition period ended January 27, 1996, and the fiscal years ended July 1, 1995 and July 2, 1994, respectively. The reduction in store count and the closure of the Vidalia Distribution Center pursuant to the Divestiture Program resulted in a reduction in inventory of $33.8 million to $181.8 million at February 1, 1997 from $215.6 million at January 27, 1996. Accounts payable as a percentage of inventories was 82.3% at February 1, 1997, as compared to 77.6% at January 27, 1996. During the fiscal year ended February 1, 1997, the Company utilized existing cash balances and cash flows from operating activities to prepay $65.0 million in principal on its term loan facility prior to the scheduled maturity date.

         The Company believes that operating cash flows will be sufficient to fund store expansion and working capital needs. If the Company needs additional operating cash, however, it has $78.8 million of a $125.0 million revolving credit facility available.

         Investing activities utilized $95.7 million in cash during the fiscal year ended February 1, 1997 compared to a net use of $25.5 million and $26.0 million for the thirty-week period ended January 27, 1996 and the fifty-two week fiscal year ended July 1, 1995, respectively. The current fiscal year amount is related to the acquisition of the stock of Seessel Holdings, Inc. for $47.0 million, excluding direct acquisition costs, and additions of property and equipment. The Company continues to evaluate opportunities to expand through opening new stores or acquiring existing stores. If internally available cash, cash generated from operations and short-term borrowings are not sufficient to fund future expansion, the Company may need to incur additional long-term financing for such expansion. There can be no assurances that such financing will be available to the Company on acceptable terms.

         The Company had long-term debt at February 1, 1997 consisting of a $369.0 million term loan facility, $400.0 million in senior subordinated notes, and $44.5 million in outstanding direct borrowings under its revolving credit facility. The term loan facility consists of $210.0 million of Tranche A term loans, $71.0 million of Tranche B term loans, $66.0 million of Tranche C term loans and $22.0 million of Tranche D term loans. The term loans mature at various increments through the fiscal year ending in January 2006, while the revolving credit facility matures in total in the fiscal year ending in January 2003 and the senior subordinated notes mature in total in the fiscal year ending in January 2006. The primary uses of cash during the period ended February 1, 1997 were the acquisition of Seessel Holdings, Inc. for $62.0 million , excluding direct acquisition costs, ($47.0 million for the purchase of stock and $15.0 million for the repayment of all outstanding debt) and the prepayment of debt in the amount of $65.0 million.

         The Company's present capital plans call for total expenditures of approximately $65.0 million in the fiscal year ended January 31, 1998. These plans are subject to change from time to time and the actual amount spent may vary materially from the amount presented above. The Company had no material commitments in connection with these planned capital expenditures at February 1, 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         BRUNO'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    FEBRUARY 1, 1997 AND JANUARY 27, 1996
                   (Amounts in Thousands, Except Share and
                              Per Share Amounts)



                                               FEBRUARY 1,    JANUARY 27,
                   ASSETS                          1997          1996
----------------------------------------       -----------    -----------
CURRENT ASSETS:

   Cash and cash equivalents ...........        $  4,908        $ 57,387
   Receivables .........................          20,480          25,294
   Inventories .........................         181,786         215,589
   Prepaid expenses ....................          10,468          11,225
   Refundable income taxes .............           1,373              --
   Deferred income taxes ...............          14,534           6,733
                                                --------        --------
      Total Current Assets .............         233,549         316,228
                                                --------        --------






PROPERTY AND EQUIPMENT, NET ............         466,997         491,664
                                                --------        --------





NON-CURRENT ASSETS:


   Deferred debt issuance costs, net ...          29,874          36,919
   Goodwill, net .......................          50,824          11,823
   Franchise rights, net ...............           3,161           9,274
   Investment in joint venture .........           3,646           3,642
   Other, net ..........................           3,380           3,596
                                                --------        --------


      Total Non-current Assets .........          90,885          65,254
                                                --------        --------


         TOTAL ASSETS ..................        $791,431        $873,146
                                                ========        ========




        LIABILITIES AND SHAREHOLDERS'          FEBRUARY 1,     JANUARY 27,
                 INVESTMENT                       1997            1996
----------------------------------------        --------        --------
CURRENT LIABILITIES:
   Current maturites of long-term debt
       and capitalized lease obligations        $  2,491        $  1,938
    Accounts payable ...................         149,614         167,283
    Accrued payroll and related expenses          20,360          17,975
    Self-insurance reserves ............           8,058           9,200
    Closed store accrual ...............           5,373           8,600
    Other accrued expenses .............          25,839          19,786
    Accrued interest ...................          22,630          25,733
                                                --------        --------
       Total Current Liabilities .......         234,365         250,515
                                                --------        --------

NON-CURRENT LIABILITIES:
    Long-term debt .....................         813,722         834,223
    Capitalized lease obligations ......          12,415          17,963
    Deferred income taxes ..............           6,742          21,082
    Self-insurance reserves ............          25,518          29,947
    Closed store accrual ...............          20,217              --
    Other non-current liabiities .......           8,601             759
                                                --------        --------
       Total Non-current Liabilities ...         887,215         903,974
                                                --------        --------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' INVESTMENT
   (DEFICIENCY IN NET ASSETS):
Common stock, $.01 par value,
   60,000,000 shares authorized; 25,333,607
   (1997), and 25,007,015 (1996) issued and
   outstanding .........................             253             250
Paid-in capital ........................        (587,624)       (592,096)
Retained earnings ......................         259,314         310,503
Shareholder's notes receivable .........          (2,092)             --
                                                --------        --------
   Total shareholders' investment
     (deficiency in net assets) .......         (330,149)       (281,343)
                                                --------        --------
   TOTAL LIABILITIES AND
     SHAREHOLDERS' INVESTMENT
     (DEFICIENCY IN NET ASSETS) ........        $791,431        $873,146
                                                ========        ========



                 See notes to consolidated financial statements.

                         BRUNO'S, INC, AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      FOR THE FISCAL YEAR ENDED FEBRUARY 1,
                       1997, THE THIRTY WEEK PERIOD ENDED
                     JANUARY 27, 1996, AND THE FISCAL YEARS
                      ENDED JULY 1, 1995, AND JULY 2, 1994

           (Amounts in Thousands, Except Share and Per Share Amounts)

                                                  FEBRUARY 1,        JANUARY 27,         JULY 1,          JULY 2,
                                                     1997               1996              1995             1994
                                                  (53 WEEKS)         (30 WEEKS)        (52 WEEKS)       (52 WEEKS)
                                                 -------------      ------------      ------------    --------------

NET SALES ...................................     $  2,899,044      $  1,674,659      $  2,869,569     $  2,834,688
                                                  ------------      ------------      ------------     ------------
COST AND EXPENSES:
   Cost of products sold ....................        2,202,753         1,291,847         2,196,556        2,185,587
   Store operating, selling, and
    administrative expenses .................          548,210           339,367           544,936          512,063
   Merger expenses ..........................               --            29,610                --               --
   Loss on divestiture of stores ............           88,588                --                --               --
   Depreciation and amortization ............           55,911            35,453            54,031           52,343
   Interest expense, net ....................           83,794            42,149            20,784           15,925
   Impairment of long-lived assets ..........               --            35,411                --               --
                                                  ------------      ------------      ------------     ------------
                                                     2,979,256         1,773,837         2,816,307        2,765,918
                                                  ------------      ------------      ------------     ------------
   Income (loss) before income taxes
    (benefit) and extraordinary item ........          (80,212)          (99,178)           53,262           68,770

PROVISION (BENEFIT) FOR INCOME TAXES ........          (30,697)          (22,879)           19,920           28,189
                                                  ------------      ------------      ------------     ------------
   Income (loss) before extraordinary
    item ....................................          (49,515)          (76,299)           33,342           40,581

EXTRAORDINARY ITEM, NET .....................           (1,674)           (4,902)               --           (3,288)
                                                  ------------      ------------      ------------     ------------
NET INCOME (LOSS) ...........................     $    (51,189)     $    (81,201)     $     33,342     $     37,293
                                                  ============      ============      ============     ============

EARNINGS (LOSS) PER COMMON SHARE:
   Income (loss) before extraordinary
    item ....................................     $      (1.97)     $      (2.06)     $       0.43     $       0.52
   Extraordinary item, net ..................            (0.06)            (0.13)             0.00            (0.04)
                                                  ============      ============      ============     ============
   Net Income (loss) ........................     $      (2.03)     $      (2.19)     $       0.43     $       0.48
                                                  ============      ============      ============     ============


   Weighted average number of common
    shares outstanding ......................       25,183,559        37,006,175        77,571,000       78,088,000
                                                  ============      ============      ============     ============


                 See notes to consolidated financial statements.

                         BRUNO'S, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT (DEFICIENCY IN NET ASSETS)

           FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1997, THE THIRTY WEEK
         PERIOD ENDED JANUARY 27, 1996, AND THE FISCAL YEARS ENDED JULY
                            1, 1995, AND JULY 2, 1994

           (Amounts in Thousands, Except Share and Per Share Amounts)



                                                     COMMON STOCK
                                            -------------------------------
                                                NUMBER                           PAID-IN           RETAINED
                                               OF SHARES         AMOUNT          CAPITAL           EARNINGS
                                            ---------------   -------------  ----------------   --------------

BALANCE, JULY 3, 1993                          78,047,341      $       780      $    42,072      $   360,022

     Net income                                        --               --               --           37,293
     Cash dividends ($.24 per share)                   --               --               --          (18,741)
     Stock bonus and option plan activity          43,100                1              (73)              --
                                              -----------      -----------      -----------      -----------
BALANCE, JULY 2, 1994                          78,090,441              781           41,999          378,574
                                              -----------      -----------      -----------      -----------

     Net income                                        --               --               --           33,342
     Stock bonus and option plan activity           7,900               --                9               --
     Cash dividends ($.26 per share)                   --               --               --          (20,212)
     Repurchase of common stock                        --               --               --               --
                                              -----------      -----------      -----------      -----------
BALANCE, JULY 1, 1995                          78,098,341              781           42,008          391,704
                                              -----------      -----------      -----------      -----------

     Net loss                                          --               --               --          (81,201)
     Redemption of common stock               (73,329,659)            (733)        (879,223)              --
     Sale of common stock                      20,833,333              208          249,792               --
     Retirement of treasury stock                (595,000)              (6)          (4,673)              --
                                              -----------      -----------      -----------      -----------
BALANCE, JANUARY 27, 1996                      25,007,015              250         (592,096)         310,503
                                              -----------      -----------      -----------      -----------

     Net loss                                          --               --               --          (51,189)
     Issuance of common stock to officers
       and other executives                       326,592                3            4,472               --
                                              ===========      ===========      ===========      ===========
BALANCE, FEBRUARY 1, 1997                      25,333,607      $       253      $  (587,624)     $   259,314
                                              ===========      ===========      ===========      ===========


                                                                                     TREASURY STOCK
                                                                                  ---------------------
                                                 SHAREHOLDER'S       DEFERRED      NUMBER
                                                NOTES RECEIVABLE   COMPENSATION   OF SHARES      AMOUNT
                                                ----------------   ------------   ---------     --------

BALANCE, JULY 3, 1993                               $      --      $     (207)           --      $    --

     Net income                                            --             --             --           --
     Cash dividends ($.24 per share)                       --             --             --           --
     Stock bonus and option plan activity                  --            207             --           --
                                                    ---------      ---------      ---------      -------
BALANCE, JULY 2, 1994                               $      --      $      --             --           --
                                                    ---------      ---------      ---------      -------

     Net income                                                                          --           --
     Stock bonus and option plan activity                  --                            --           --
     Cash dividends ($.26 per share)                                                     --           --
     Repurchase of common stock                            --                       595,020       (4,679)
                                                    ---------                     ---------      -------
BALANCE, JULY 1, 1995                                      --                       595,020       (4,679)
                                                    ---------                     ---------      -------

     Net loss                                                                            --           --
     Redemption of common stock                            --                            --           --
     Sale of common stock                                  --                            --           --
     Retirement of treasury stock                          --                      (595,020)       4,679
                                                    ---------                     =========      =======
BALANCE, JANUARY 27, 1996                                  --                            --      $    --
                                                    ---------                     =========      =======

     Net loss                                              --
     Issuance of common stock to officers
       and other executives                            (2,092)
                                                    =========
BALANCE, FEBRUARY 1, 1997                           $  (2,092)
                                                    =========


                 See notes to consolidated financial statements.

                         BRUNO'S, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

      FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1997, THE THIRTY WEEK PERIOD
       ENDED JANUARY 27, 1996, AND THE FISCAL YEARS ENDED JULY 1, 1995,
                               AND JULY 2, 1994

                            (Amounts in Thousands)

                                                                     FEBRUARY 1,    JANUARY 27,       JULY 1,       JULY 2,
                                                                         1997           1996           1995           1994
                                                                      (53 WEEKS)     (30 WEEKS)     (52 WEEKS)     (52 WEEKS)
                                                                     -----------     ----------     ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ............................................     $ (51,189)     $ (81,201)     $  33,342      $  37,293
                                                                      ---------      ---------      ---------      ---------
   Adjustments to reconcile net income (loss) to
     net cash provided by operating
     activities:
     Extraordinary item, net ....................................         1,674          4,902             --          3,288
     Depreciation and amortization ..............................        60,256         37,522         54,031         52,343
     Deferred income taxes ......................................       (28,939)       (26,492)        (8,867)         4,132
     Amortization of deferred compensation ......................            --             --             --             15
     Provision (credit) to value inventories at LIFO cost .......          (430)         1,641            242           (588)
     Compensation expense related to sale of stock ..............           440             --             --             --
     Provision for bad debts ....................................         3,371          7,659             --             --
     Increase (decrease) in self-insurance reserve  .............        (5,571)        15,000         21,701           (212)
     Increase (decrease) in closed store accrual
      before loss on divestiture ................................        (6,607)         3,400          2,996            857
     (Gain) loss on sale of property, net .......................           641           (727)        (2,781)           872
     Loss on divestiture ........................................        88,588
     Impairment of long-lived assets ............................            --         35,411             --             --
     (Increase) decrease in assets, net of effects
        of acquisition:
        Receivables .............................................         3,880          2,307          4,645         (9,467)
        Inventories .............................................        24,905         32,536          5,039          4,780
        Prepaid expenses ........................................         1,752         (1,698)          (290)        (1,340)
        Other noncurrent assets .................................           238          3,118            208           (521)
     Increase (decrease) in liabilities, net of
        effects of acquisition:
        Accounts payable ........................................       (27,927)        52,622          5,949         (8,040)
        Accrued income taxes ....................................          (863)          (513)         1,096          1,462
        Accrued payroll and related expenses ....................          (307)        (2,721)         2,139            536
        Other accrued expenses ..................................        14,737         15,166          5,814          1,401
        Deferred compensation ...................................            --             --            399             55
                                                                      ---------      ---------      ---------      ---------
          Total adjustments .....................................       129,838        179,133         92,321         49,573
                                                                      ---------      ---------      ---------      ---------
          Net cash provided by operating activities .............        78,649         97,932        125,663         86,866
                                                                      ---------      ---------      ---------      ---------

                                                                      FEBRUARY 1,     JANUARY 27,      JULY 1,       JULY 2,
                                                                         1997            1996           1995          1994
                                                                       (53 WEEKS)     (30 WEEKS)     (52 WEEKS)    (52 WEEKS)
                                                                      ----------      -----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property ...............................         1,327            911         28,805         16,079
   Acquisition, net of cash acquired ............................       (47,479)            --             --             --
   Proceeds from sale of property due to divestiture ............        12,460
   Capital expenditures .........................................       (62,012)       (26,437)       (54,838)       (63,989)
                                                                      ---------      ---------      ---------      ---------
          Net cash used in investing activities .................       (95,704)       (25,526)       (26,033)       (47,910)
                                                                      ---------      ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings (repayments) under line of credit, net ............        44,500             --             --        (35,000)
   Proceeds from issuance of long-term debt .....................            --        875,000             --        200,000
   Debt issuance costs ..........................................            --        (39,900)            --             --
   Reduction of long-term debt and
    capitalized lease obligations ...............................        (1,891)      (205,079)       (79,091)      (171,627)
   Redemption of common stock ...................................            --       (879,956)            --             --
   Proceeds from sale of common stock ...........................         1,943        250,000             --             --
   Seessel's debt repayment .....................................       (14,976)
   Payments for early extinguishment of debt ....................       (65,000)       (41,000)            --         (3,542)
   Proceeds from exercise of stock options ......................            --             --              9            120
   Dividends paid ...............................................            --             --        (20,212)       (18,741)
   Repurchase of common stock ...................................            --             --         (4,679)            --
                                                                      ---------      ---------      ---------      ---------
          Net cash used in
           financing activities .................................       (35,424)       (40,935)      (103,973)       (28,790)
                                                                      ---------      ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............       (52,479)        31,471         (4,343)        10,166

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................        57,387         25,916         30,259         20,093
                                                                      =========      =========      =========      =========
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................     $   4,908      $  57,387      $  25,916      $  30,259
                                                                      =========      =========      =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
   Cash paid (received) during the period for:
     Interest ...................................................     $  79,450      $  28,403      $  18,993      $  19,605
     Income taxes, net of refunds ...............................          (879)          (648)        27,558         22,595

SUPPLEMENTAL DISCLOSURES OF NONCASH
INVESTING AND FINANCING
    Noncash compensation under stock plans ......................     $      --      $      --      $     --       $    (192)
    Shareholder's notes receivable issued
    under stock sale ............................................     $  (2,092)     $      --      $     --       $      --


                 See notes to consolidated financial statements.

                         BRUNO'S, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1997, THE THIRTY WEEK PERIOD ENDED
                  JANUARY 27, 1996, AND THE FISCAL YEARS ENDED
                         JULY 1, 1995 AND JULY 2, 1994.

           (Amounts in Thousands, Except Share and Per Share Amounts)


1.    ORGANIZATION

         Bruno's, Inc. and its subsidiaries (the "Company") operate a chain of supermarkets located in Alabama, Florida, Tennessee, Mississippi and Georgia. The Company's supermarkets operate under three principal formats, each addressed to a different market segment: value stores, combination stores and neighborhood stores. The Company services its supermarkets through a distribution facility in Birmingham, Alabama. The Company's headquarters are in Birmingham, Alabama.


2.    MERGER ACTIVITIES

         On August 18, 1995, an affiliate of Kohlberg Kravis Roberts & Co. ("KKR") was merged into and with the Company (the "Merger"). Expenses related to the Merger were recorded in the period ended January 27, 1996. These expenses consisted primarily of professional and advisory fees as well as payments to certain former Company officers, other employees and directors pursuant to employment and option agreements.

         As a result of the Merger, affiliates of KKR own approximately 82.4% of the outstanding shares of the Company's common stock, and 10 million warrants (the "Warrant") to purchase up to an additional 10 million shares of common stock in the aggregate at an exercise price of $12.00 per share, subject to certain adjustments. Each Warrant is exercisable in whole or in part for a ten year period following the Merger and, upon exercise, may be exchanged, at the option of the holder, for either (i) such number of shares of Company common stock for which the Warrant is then exercisable upon payment by the holder to the Company of the aggregate exercise price or (ii) that number of shares of Company common stock having a value equal to the difference between the "fair market value" at the time of exercise of such number of shares of common stock for which the Warrant is then exercisable and the aggregate exercise price. If the Warrants had been exercised in full by the payment of the aggregate cash exercise price immediately after the Merger, affiliates of KKR would hold approximately 88% of the shares of the Company's common stock outstanding.

         The Merger was primarily financed by the proceeds of term loans ($475.0 million), debt securities ($400.0 million), an equity contribution by an affiliate of KKR ($250.0 million) and the application of a portion of the Company's cash balances. These proceeds were applied to redeem common stock ($880.0 million), repay historical debt ($200.0 million) and terminate an interest swap agreement ($5.6 million), and to pay debt issuance costs ($39.9 million) and Merger expenses ($29.6 million). In accordance with the Merger Agreement, the Company paid KKR a fee of $15.0 million on the closing date.
The Company pays KKR an annual fee of $1.0 million for management, consulting and financial services provided to the Company ($0.5 million, including expenses, of which was paid by the Company during the period ended January 27,
1996). Merger expenses include the settlement by the Company of all outstanding stock options in cash and the expense associated with the Company's employment continuity and deferred compensation agreements becoming fully vested as a result of the Merger ($12.7 million).

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements of the Company include its accounts and the accounts of all wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

COMPARABLE TRANSITIONAL PERIOD FINANCIAL DATA

         In December 1995, the Company elected to change its fiscal year end to the Saturday closest to January 31, from the Saturday closest to June 30 to be consistent with the predominant practice in the Company's industry. The change of fiscal year resulted in a transition period of thirty weeks beginning July 2, 1995 and ending January 27, 1996. Presented below is the financial data for the year ended February 1, 1997 and the comparable unaudited fifty-two week period ended January 27, 1996 (amounts in thousands).

                                                                FEBRUARY 1, 1997  JANUARY 27, 1996
                                                                   (53 WEEKS)        (52 WEEKS)
                                                                ----------------  ----------------
                                                                                      (UNAUDITED)

Net Sales ..................................................      $ 2,899,044       $ 2,891,076
Cost of products sold ......................................        2,202,753         2,224,975
Gross profit ...............................................          696,291           666,101
Store operating, selling and administrative expenses .......          548,210           583,149
Merger expenses ............................................                0            29,610
Loss on divestiture of stores ..............................           88,588                 0
Depreciation and amortization ..............................           55,911            57,328
Interest expense, net ......................................           83,794            51,645
Impairment of long-lived assets ............................                0            35,411

Loss before income taxes ...................................          (80,212)          (91,042)
Benefit for income taxes ...................................          (30,697)          (20,107)
Extraordinary item, net ....................................           (1,674)           (4,902)
------------------------------------------------------------      -----------       -----------

Net loss ...................................................      $   (51,189)      $   (75,837)
                                                                  ===========       ===========

Net loss per share .........................................      $     (2.03)      $     (1.40)

CASH EQUIVALENTS

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

INVENTORIES

         Substantially all inventories are valued at the lower of cost using the last-in, first-out ("LIFO") method or market. Under the first-in, first-out ("FIFO") cost method of accounting, inventories would have been $8.9 million higher than reported for the fiscal year ended February 1, 1997 and the period ended January 27, 1996.

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Depreciation is provided on a straight-line basis over the estimated service lives of depreciable assets. Assets leased under capital leases and leasehold improvements are amortized using the straight line method over the lesser of the lease term or the estimated useful lives of the related assets. The Company uses the following periods for depreciating and amortizing property and equipment:

                   Buildings...........................        10-40 years
                   Equipment...........................         3-10 years
                   Leasehold improvements..............        10-20 years

         During the period ended January 27, 1996, the Company changed its estimate of the depreciable lives of certain technology equipment from ten to five years, resulting in a $3.0 million additional charge to depreciation expense.

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

IMPAIRMENT OF LONG-LIVED ASSETS

         During the period ended January 27, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Total impairment losses of $35.4 million have been recognized by the Company, including $32.1 million resulting from the adoption of this statement. The impaired assets primarily consist of real property and leasehold improvements at the store level and goodwill identified with certain of these store assets previously acquired in a business combination accounted for under the purchase method. For these stores, the Company estimated future cash flows on an undiscounted basis and identified those stores where such cash flows were less than the carrying value of the stores' assets. The write-down to fair value was based on management's estimate of the amount that could be realized from the sale of these assets in a current transaction between willing parties.

         Approximately $19.0 million of the impairment loss recognized under this statement has been reflected as a reduction of goodwill identified with certain of the impaired store assets. The remaining impairment loss is reflected as a reduction of the applicable real property and leasehold improvements. The Company previously evaluated these operating assets for possible impairment based upon aggregate asset values by store format.

         Other impairment charges totaling $3.3 million were recognized based on write-downs to estimated fair value, primarily relating to an idle warehouse facility and certain land held for investment.

INTANGIBLES

      The Company's intangibles are as follows:

      - Franchise rights (which are reflected net of accumulated amortization of $3.0 million and $2.7 million at February 1, 1997 and January 27, 1996, respectively) represent amounts assigned to a franchise with Piggly Wiggly Corporation and are being amortized on a straight-line basis over 40 years (amortization of $0.2 million for the fiscal year ended February 1, 1997, $0.2 million for the thirty week period ended January 27, 1996, and $0.3 million for each of the two fiscal years in the period ended July 1, 1995).

      - Goodwill (which is reflected net of accumulated amortization of $28.7 million and $28.2 million at February 1, 1997 and January 27, 1996, respectively) represents amounts incurred in the acquisitions of Piggly Wiggly Southern, which is being amortized on a straight-line basis over 40 years; and Seessel's, which is being amortized on a straight-line basis over 20 years (amortization of $0.6 million for the fiscal year ended February 1, 1997, $0.6 million for the thirty week period ended January 27, 1996, and $1.0 million for each of the two fiscal years in the period ended July 1,
            1995).

      - Debt issuance costs (which are reflected net of accumulated amortization of $11.0 million and $4.0 million at February 1, 1997 and January 27, 1996, respectively) represent costs incurred in issuing the Company's current credit facility and Senior Subordinated Notes (1996) and a private placement loan which was satisfied in connection with the Merger (1995 and 1994). These costs are being amortized using the interest method over the respective lives of the debt. Amortization was $4.3 million for the fiscal year ended February 1, 1997 and $2.1 million for the thirty week period ended January 27, 1996. Amortization was immaterial for the years ended July 1, 1995 and July 2, 1994.

         The Company periodically reviews goodwill and franchise rights to assess recoverability, and impairments are recognized in operating results if a permanent diminution in value occurs.

INVESTMENT IN JOINT VENTURE

         The Company maintains a 50% interest in a joint venture with a major life insurance company. The real property on which five of the Company's stores are located is owned by the joint venture and leased to the Company. The Company's investment in this joint venture ($3.6 million at February 1, 1997 and January 27, 1996) is accounted for on the equity method and taxable income or loss is allocated directly to the joint venture partners. Results of operations for this joint venture were not significant for any of the periods presented.

SELF INSURANCE ACCRUALS

         The Company is substantially self-insured with respect to general liability, workers' compensation and non-union employee medical claims. Stop-loss insurance coverage is maintained in amounts determined to be adequate by management. Prior to the third quarter of the fiscal year ended July 1, 1995, the Company utilized case estimates of probable liabilities prepared by experienced parties using all available claims data as to the extent of losses and related costs to estimate required balance sheet reserves for such claims. As of the third quarter of the fiscal year ended July 1, 1995, the Company began using actuarial estimation techniques to evaluate its accrual for such claims and recorded an adjustment to increase these self-insurance reserves by approximately $22.2 million as a change in accounting estimate. During the thirty week period ended January 27, 1996, management revised its estimate of the self-insurance reserve and, accordingly, increased this reserve by $15.0 million. At February 1, 1997, and January 27, 1996, the self-insurance reserves were discounted at 5%, the estimated risk free borrowing rate. Although considerable variability is inherent in such estimates, management believes that the self-insurance reserves are adequate. These estimates are continually reviewed by management and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations.

         A summary of the related amounts charged to expense and claims paid is as follows:

                                          EXPENSE         CLAIMS PAID
                                        -----------     ---------------
         Period ended:
         February 1, 1997                 $27,137          $31,940
         January 27, 1996                  33,338           18,338
         July 1, 1995                      49,500           27,900
         July 2, 1994                      26,600           26,800

CLOSED STORE EXPENSE

         Upon the decision to close a store, the Company accrues estimated future costs, if any, which may include lease payments or other costs of holding the facility, net of estimated future income. In the fiscal year ended February 1, 1997, the Company increased the closed store accrual by $17.0 million. The increase represents the present value (discounted at the Company's incremental borrowing rate) of estimated future expenses of the 18 stores and Distribution Center that were closed pursuant to the Divestiture Program (see Note 10) offset by the payment of continuing obligations for previously closed facilities. In the thirty week period ended January 27, 1996, the Company revised this accrual to reflect lower anticipated future income on certain stores based on the Company's most recent experience. The effect of this change in estimate was to increase the closed store accrual by approximately $2.6 million. In addition, during the period ended January 27, 1996, the Company accrued a charge of $0.8 million for an additional store closed during the period.

ADVERTISING EXPENSE

         The Company generally expenses advertising costs as incurred. Advertising expenses for the fiscal year ended February 1, 1997, the thirty week period January 27, 1996, and the fiscal years ended July 1, 1995, and July 2, 1994 were $37.6 million, $21.2 million, $31.3 million and $34.8 million, respectively.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, provides an option either to continue the Company's current method of accounting for stock-based compensation in accordance with APB No. 25, Accounting for Stock Issued to Employees, or to adopt the fair value method of accounting which would require the Company to expense, over the service or vesting period, the fair value of employee stock-based compensation at the date of grant. The Company has elected to continue to account for such plans under the provisions of APB No. 25. The pro forma disclosures of net income per share as if the Company had adopted the new recognition criteria required by FAS No. 123 are presented in Note 7.

EARNINGS (LOSS) PER COMMON SHARE

         Earnings (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during each period. Outstanding stock options and warrants are common stock equivalents but are excluded from earnings (loss) per common share computations as their effect is either not material or antidilutive.

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which supersedes APB Opinion No. 15, Earnings per Share, for periods ending after December 15, 1997 including interim periods. Because of the antidilutive effect of common stock equivalents, "basic" and "diluted" earnings per share under FAS No. 128 would be identical to earnings per share presented in the financial statements.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         In preparing disclosures about the fair value of financial instruments, the Company has assumed that the carrying amount approximates fair value for cash and cash equivalents, receivables, short-term borrowings, accounts payable and certain accrued expenses because of the short maturities of those instruments, and for the self-insurance and closed store reserves which are presented on a discounted basis. The fair values of long-term debt instruments and financial derivatives are based upon quoted market values (if applicable), or the current interest rate environment and remaining term to maturity.

DERIVATIVES

         As part of its interest rate management strategy, in order to hedge or mitigate identifiable economic risks, the Company entered into an interest rate collar arrangement during the fiscal year ended February 1, 1997, on $150.0 million in outstanding debt through May 18, 1999. Under this agreement, the Company's interest rate on the notional amount will fluctuate when the three month Libor rate is between 5.64% and 8.59%. If at any settlement date, the three month Libor rate exceeds 8.59%, the Company's base interest rate is capped and the Company receives the net difference; if at any settlement date, three month Libor is below 5.64%, the Company must pay the net difference to its counterparty. The fair market value of this interest rate collar at fiscal year ended February 1, 1997 was ($0.4) million. Until August 1995, the Company maintained an interest rate swap agreement as discussed in Note 6. Under this interest rate swap the Company agreed with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Amounts receivable and payable under the interest rate swap agreement were accrued as interest income and interest expense, respectively.

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


 4.   PROPERTY AND EQUIPMENT, NET

         Property and equipment, net, consists of the following:

                                                                     FEBRUARY 1,     JANUARY 27,
                                                                        1997             1996
                                                                    ------------     ------------

           Land.................................................    $    61,585      $    60,914
           Buildings............................................        218,908          218,281
           Equipment............................................        403,946          445,479
           Construction in progress.............................          8,045           13,816
                                                                    ------------     -----------
                                                                        692,484          738,490
           Less accumulated depreciation........................        273,580          301,805
                                                                    -----------      -----------
                                                                        418,904          436,685
           Leasehold improvements, net..........................         29,240           32,452
           Investment in property under capital leases, net.....          7,754           11,710
           Leasehold interests, net.............................         11,099           10,817
                                                                    -----------      -----------
                                                                    $   466,997      $   491,664
                                                                    ===========      ===========

 5.   INCOME TAXES

         The provision (benefit) for income taxes are as follows:

                                                  FEBRUARY 1,   JANUARY 27,     JULY 1,       JULY 2,
                                                    1997           1996          1995          1994
                                                  (53 WEEKS)    (30 WEEKS)    (52 WEEKS)    (52 WEEKS)
                                                 ------------   -----------   ----------    ---------
Current:
   Federal ...................................     $  1,619      $  1,030      $ 26,001      $ 19,896
   State .....................................       (4,403)         (509)        2,786         2,146
                                                   --------      --------      --------      --------
                                                     (2,784)          521        28,787        22,042
                                                   --------      --------      --------      --------

Deferred:
   Accelerated depreciation ..................      (12,037)       (7,391)        1,327         2,110
   Effect of change in enacted
      federal tax rate .......................           --            --            --         1,874
   Net operating loss carryforward ...........       (9,341)      (12,943)           --            --
   Accrual differences .......................       (4,102)       (6,382)      (10,525)          (16)
   Franchise rights ..........................       (2,323)           --            --            --
   Other items, net ..........................       (1,136)          224           331           164
                                                   --------      --------     ---------      --------
                                                    (28,939)      (26,492)       (8,867)        4,132
                                                   --------      --------     ---------      --------

Income tax benefit on
   Extraordinary item ........................        1,026         3,092             0         2,015
                                                   --------      --------     ---------      --------
                                                   $(30,697)     $(22,879)    $  19,920      $ 28,189
                                                   ========      ========     =========      ========


         The differences in the federal statutory rate applied to income (loss) before income taxes and the total provision (benefit) are as follows:


                                -------------------------------------------------------------------------------
                                    FEBRUARY 1,           JANUARY 27,               JULY 1,          JULY 2,
                                       1997                  1996                    1995             1994
                                    (53 WEEKS)            (30 WEEKS)              (52 WEEKS)       (52 WEEKS)
                                 -----------------    -----------------     ------------------   --------------
                                   Amount      %        Amount      %        Amount       %       Amount     %
                                 ---------   -----    ---------   ----      --------      -      --------   ---

Statutory rate ..............    $(28,075)   (35)%    $(34,712)    (35)%    $ 18,642     35%     $ 24,070    35%
Effect of:
  State income taxes, net of
     federal tax benefits ...      (2,406)    (3)       (2,975)     (3)        1,810      3         1,394     2
  Goodwill ..................          --     --         7,448       8            --     --            --    --
  Non-deductible transaction
     costs ..................          --     --         5,151       5            --     --            --    --
  Change in enacted tax rate           --     --            --      --            --     --         2,224     3
  Other, net ................        (216)    (0)        2,209       2          (532)    (1)          501     1
                                 --------   ----      --------    ----      --------     --      --------    --

Effective rate ..............    $(30,697)   (38)%    $(22,879)    (23)%    $ 19,920     37%     $ 28,189    41%
                                 ========   ====      ========    ====      ========     ==      ========    ==


         The increase in the effective rate for the fiscal year ending July 2, 1994 is due to the Omnibus Budget Reconciliation Act of 1993 which increased the maximum corporate federal income tax rate to 35% effective January 1, 1994.

         Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:


                                                       FEBRUARY 1,     JANUARY 27,
                                                           1997          1996
                                                       -----------     -----------
Deferred tax assets:
   Accruals .......................................      $ 25,631       $ 21,411
   Capital leases .................................        10,833         10,868
   Capital loss carryover .........................           450            544
   Net operating loss carryforward ................        30,629         12,943
   Deferred compensation ..........................           738             19
   Other items ....................................         1,662            715
                                                         --------       --------
                                                           69,943         46,500
   Valuation allowance ............................        (8,345)            --
                                                         --------       --------
       Total deferred tax asset ...................        61,598         46,500
                                                         --------       --------
Deferred tax liabilities:
   Property and equipment .........................       (43,835)       (51,516)
   Joint ventures .................................        (2,340)        (2,426)
   Inventories ....................................        (1,366)        (2,541)
   Franchise rights ...............................        (1,201)        (3,524)
   Other items ....................................        (5,064)          (842)
                                                         --------       --------
       Total deferred tax liability  ..............       (53,806)       (60,849)
                                                         --------       --------
Net deferred tax asset (liability) ................      $  7,792       $(14,349)
                                                         ========       ========

         In assessing the realization of deferred tax assets, management considers the likelihood that the deferred tax assets will be realized through future taxable income. Based upon projections over the periods in which deferred tax assets are deductible, management believes it is more likely than not the Company will realize a substantial portion of these deferred tax assets. The Company has net operating loss carryforwards of $80.6 million which expire beginning in 2005.

         Related to the acquisition of Seessel Holdings, Inc. (see Note 11), the Company allocated $8.3 million of the purchase price to a valuation allowance against a deferred tax asset on net operating loss carryforwards. This valuation allowance was established because, in the opinion of management, it is more likely than not the deferred tax asset will not be realized. This allocation had no impact on the Company's consolidated statement of operations for the fiscal year ended February 1, 1997.

 6.   SHORT-TERM BORROWINGS AND LONG-TERM DEBT

         In connection with the Merger, the Company entered into a Credit Facility (the "Credit Facility") which provides for a revolving credit facility of $125.0 million (the "Revolving Credit Facility") and a term loan facility (the "Term Loan Facility"). The Company had $44.5 million outstanding under the Revolving Credit Facility as of February 1, 1997, which is due in the fiscal year ending in January 2003. No borrowings occurred under the Revolving Credit Facility during the period ended January 27, 1996.

         The Company's long-term debt is summarized as follows:

                                                  FEBRUARY 1, 1997       JANUARY 27, 1996
                                                  ----------------       -----------------

Term Loan Facility..............................      $369,000               $434,000
Senior Subordinated Notes.......................       400,000                400,000
Revolving Credit Facility.......................        44,500
Other borrowings................................           482                    546
                                                      --------               --------
                                                       813,982                834,546
Less current maturities.........................           260                    323
                                                      --------               --------
                                                      $813,722               $834,223
                                                      ========               ========

         The Term Loan Facility consists of a series of tranche term loans bearing interest at either the prime rate plus 1.25% to 3.00%, or the eurodollar rate plus 2.25% to 4.00% (depending on the tranche series), as elected by the Company, at the beginning of an interest rate period (as defined). The interest rate for the Revolving Credit Facility and the Tranche A series term loan may be reduced if the Company satisfies certain financial performance criteria as defined in the credit agreements. At February 1, 1997, the interest rate on the individual tranche term loans ranged from 7.688% to 9.625%. Scheduled debt reductions on the Term Loan Facility at various dates begin February 1999 and mature February 2005.

         The Company incurs commitment fees of 0.5% on the unused portion of the Revolving Credit Facility.

         The Credit Facility contains certain restrictive covenants which, among other things, require the Company to maintain (i) a consolidated total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio of 6.30 to 1.00 or less (such ratio decreases over the term of the Credit Facility), (ii) a consolidated EBITDA to consolidated interest expense ratio of
1.65 to 1.00 or greater (such ratio increases over the term of the Credit Facility) and (iii) a consolidated fixed charge coverage ratio of 1.40 to 1.00 or greater (such ratio increases over the term of the Credit Facility). In calculating compliance with these covenants, EBITDA excludes the amount of certain noncash and nonrecurring charges. The covenants of the Credit Facility also limit capital expenditures, dividends and certain other debt payments of the Company.

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

                                                   Percentage of
               Twelve month period                   Principal
               beginning August 1,                    Amount
            --------------------------           -----------------

                      2000                            105.25%
                      2001                            103.50
                      2002                            101.75
               2003 and thereafter                    100.00


         The Senior Subordinated Notes contain certain restrictive covenants which, among other things, limit the Company's ability to incur additional indebtedness and pay dividends or distributions or make investments.

         Future principal payments for long-term debt are as follows:

               Fiscal Years Ending:
             --------------------------

                       1998                                  260
                       1999                                   92
                       2000                               40,065
                       2001                               60,065
                       2002                               77,000
                    thereafter                           636,500
                                                       ---------
                                                       $ 813,982
                                                       =========

         In connection with the early extinguishment of $200.0 million of debt in August 1995, the Company terminated an interest rate swap agreement, resulting in a $5.6 million loss. The Company also wrote off related debt acquisition costs of $0.5 million. These amounts are included in the extraordinary loss, net of applicable taxes, in the consolidated statement of operations for the thirty week period ended January 27, 1996.

         In the fiscal year ended February 1, 1997, the Company prepaid $65.0 million in principal amount under the Term Loan Facility. As a result, $2.7 million of related debt issuance costs were written off due to the early extinguishment of this debt. In January 1996, the Company prepaid $41.0 million in principal amount under the Term Loan Facility, resulting in the write off of $1.9 million of related debt issuance costs. These amounts, net of applicable taxes, are included as extraordinary losses in the consolidated statements of operations for the fiscal year ended February 1, 1997 and the period ended January 27, 1996.

         At February 1, 1997 and January 27, 1996, the fair value of the Senior Subordinated Notes (as determined by quoted market price) was $418.3 million and $394.0 million, respectively. The fair value of the Term Loan and Revolving Credit Facilities is estimated to be equal to their carrying values because the loans periodically reprice to current market interest rates.

         In the first quarter of fiscal 1994, the Company redeemed $142.8 million of 6.5% Convertible Subordinated Debentures at 103.9% of face value in accordance with the terms of the related indenture. The redemption was financed with the proceeds of a $200.0 million private placement loan. This redemption resulted in a loss of $3.3 million (net of applicable income tax benefit of $2.0 million) which is classified as an extraordinary item in the accompanying consolidated statement of income for the fiscal year ending July 2, 1994.


7.    STOCK PLANS

         Prior to the Merger, the Company maintained both noncompensatory and compensatory stock option plans whereby options were granted at either a price equal to the fair market value of the stock at the date of grant (noncompensatory stock options) or at a price significantly under the fair market value of the stock at the date of grant (compensatory stock options). For compensatory stock options, compensation expense was recorded to reflect the difference in the market value and the option price at the date of grant. In connection with the Merger, all outstanding stock options were settled by the Company in cash and these plans were terminated. See Note 2 entitled "Merger Activities".

         During the fiscal year ended February 1, 1997, the Company adopted the 1996 Stock Purchase and Option Plan for Key Employees of Bruno's, Inc. and Subsidiaries (the "1996 Plan"). The 1996 Plan authorizes grants of stock or stock options covering 2,050,000 shares of the Company's common stock. Grants or awards under the 1996 Plan may take the form of purchased stock, restricted stock, incentive or non-qualified stock options, or other types of rights specified in the 1996 Plan. During the fiscal year ended February 1, 1997, the Company granted stock options under the 1996 Plan, all of which were non-qualified options. One half of the stock options granted were "Time Options" and one half were "Performance Options." Time Options vest 20% per year over a five-year period, while Performance Options vest 20% per year on August 18 following a year in which certain annual and cumulative cash flow targets have been achieved, subject to "catch-up vesting" for unmet target years upon the attainment of cash flow targets in future years. All Performance Options fully vest after seven years from the date of grant regardless of whether the Company has met the specified performance targets. With certain exceptions which can accelerate expiration, the options are granted for a term of 10 years.

         Grants or awards under the 1996 Plan are made at prices determined by the Board of Directors. All options granted under the 1996 Plan during the fiscal year ended February 1, 1997 have an exercise price of $12.00 per share. The option transactions during the fiscal year ended February 1, 1997 are described below:

                                                        Shares
                                                   ----------------

        Balance, January 27, 1996                           0
          Options granted                              872,499
          Options forfeited                            (20,832)
                                                      --------
        Balance, February 1, 1997                      851,667

         The weighted average fair value at the date of grant was $3.34 for the Time Options and $2.51 for the Performance Options. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.68%; no expected dividends; expected life of 3 years; and expected volatility of 25%. The Performance Options are valued assuming a 75% probability of achieving required targets. At February 1, 1997, options covering 76,187 shares were exercisable at a price of $12.00 per share.

         In addition to granting stock options under the 1996 Plan, the Company, during the fiscal year ended February 1, 1997, also sold shares of common stock under the 1996 Plan to key executives and certain members of management. Certain of the shares were sold at less than fair market value resulting in a compensation expense of $0.4 million. As consideration, the Company accepted payment of cash or a combination of cash and notes receivable from the purchasers. The notes receivable bear interest at rates ranging from 5.65% to 6.53%. At February 1, 1997, the Company held notes receivable from stockholders in the aggregate amount of $2.1 million. These notes receivable are shown as a reduction of shareholder investment in the consolidated balance sheet.

         The Company accounts for the 1996 Plan in accordance with Accounting Principles Board Opinion No. 25. If the compensation cost for the 1996 Plan had been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock - Based Compensation" (SFAS 123), the impact on the Company's net loss and loss per share for the year would have been insignificant.


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

         The Company had deferred compensation agreements with certain of its former officers whereby the individuals or their beneficiaries were provided specific amounts of annual retirement benefits for a period of 15 years following retirement. All benefits payable under these agreements became fully vested and were substantially paid out in connection with the Merger during the period ended January 27, 1996.

         The expense applicable to the above plans is as follows:

                                                           Profit Sharing
                                                           Retirement Plan
                                               ----------------------------------------     ------------------
                                                                                                Deferred
                                 Union               Matching            Discretionary       Compensation
                                 Plans           Contributions          Contributions              Plan
                            ---------------    -------------------     ----------------     ------------------
Period Ended:
   February 1, 1997......       $4,309               $1,453                 $    0               $    0
   January 27, 1996......        2,446                  832                      0                5,072
   July 1, 1995..........        4,308                1,330                      0                  399
   July 2, 1994..........        4,089                1,494                  1,750                   55


         The Company maintains certain incentive compensation plans for store management, officers, and other key employees which is paid annually based on achievement of established goals.

         Prior to the Merger, the Company maintained employment continuity agreements with certain key employees which provided for benefits to be paid to these employees in the event employment with the Company was terminated in connection with a change in control. The Merger resulted in the recognition of the expense associated with these agreements ($3.1 million) for the period ended January 27, 1996.

         At February 1, 1997, approximately 76% of the Company's employees were affiliated with unions and 14% of these employees were covered by union contracts which expire within one year.


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

         The Company has entered into lease and guaranty agreements with various Industrial Development Boards in order to fund construction of certain warehouse and office additions. Upon issuance, each bond issue was purchased in its entirety by the Company. Thus, the outstanding bonds ($43.8 million at February 1, 1997 and $53.0 million at January 27, 1996) and the related investment by the Company, together with the related interest expense and interest income, respectively, are excluded from the accompanying consolidated financial statements.

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

         Presented below is an analysis of the property under capital leases and the related lease obligations included in the accompanying consolidated balance sheets:


                                                                     February 1,             January 27,
                                                                        1997                    1996
                                                                 -------------------     -------------------
Property under capital leases:
   Real property..........................................             $21,141                 $34,428

   Less accumulated amortization..........................              13,387                  22,718
                                                                       -------                 -------
                                                                       $ 7,754                 $11,710
                                                                       =======                 =======
Capitalized lease obligations (interest
   at 8% to 18%):
   Current................................................               2,231                $ 1,615
   Noncurrent.............................................              12,415                 17,963
                                                                       -------                -------
                                                                       $14,646                $19,578
                                                                       =======                =======


         A schedule by years of future minimum lease payments required under capital leases (together with the present value of the lease payments) and operating leases (net of sublease rentals) having initial or remaining noncancelable lease terms in excess of one year as of February 1, 1997, is as follows:

                                                   OPERATING LEASES
                                           ---------------------------------
                                                               DELIVERY           CAPITAL
                                              STORES           EQUIPMENT          LEASES
                                           -------------    ----------------    ------------
Fiscal year:
   1998                                       $ 38,220           $ 4,761           $ 3,614
   1999                                         37,305             3,324             3,614
   2000                                         35,937             3,152             3,614
   2001                                         35,159             2,728             3,614
   2002                                         34,472             1,909             1,638
Subsequent years                               261,822             4,139             3,975
                                              --------           -------           -------
Total minimum lease payments                  $442,915           $20,013            20,069
                                              ========           =======
Less estimated interest                                                              5,423
                                                                                   -------
Present value of net future minimum
  lease payments                                                                   $14,646
                                                                                   =======

         Contingent rentals for the preceding capital leases and rental expense for the operating leases are as follows:

                                                     FEBRUARY 1,    JANUARY 27,   JULY 1,      JULY 2,
                                                        1997          1996         1995         1994
                                                     (53 WEEKS)     (30 WEEKS)  (52 WEEKS)    (52 WEEKS)
                                                    ------------    ----------  ----------    --------

Contingent rentals on capital leases ............      $   221      $   291      $   291      $   338
                                                       =======      =======      =======      =======

Rental expense on operating leases:
  Real property:
     Minimum rentals ............................      $42,143      $22,197      $39,511      $34,586
     Contingent rentals .........................          542          558          625          842
  Equipment:
     Minimum rentals ............................        6,204        4,463        4,902        5,514
     Contingent rentals .........................        5,692        3,218        6,287        5,478
                                                       -------      -------      -------      -------
                                                       $54,581      $30,436      $ 51,325     $46,420
                                                       =======      =======      ========     =======

         The capitalized lease obligation of store properties leased under capital leases from a joint venture in which the Company maintains a 50% ownership interest was approximately $4.7 million, $12.4 million and $12.9 million at February 1, 1997, January 27, 1996 and July 1,1995, respectively.

10.   DIVESTITURE PROGRAM

         During the fiscal year ended February 1, 1997, management evaluated the Company's market strategy, geographic positioning and store level return on assets. As a result of this evaluation, the Company developed the Divestiture Program during the third quarter of the fiscal year which called for the sale or closure of the Company's distribution center in Vidalia, Georgia and 47 stores. The 47 stores consisted of 33 Piggly Wiggly stores in Georgia, nine FoodMax stores in Georgia and South Carolina, two Food World stores in Florida, one Food World store in Mississippi, one Food World store in Alabama, and one Food Fair store in Alabama.

         As of February 1, 1997, the Divestiture Program had been completed. The Company sold 29 stores to various purchasers and received proceeds of $20.1 million ($12.5 million for fixed assets and $7.6 million for counted inventory). The remaining 18 stores and the Vidalia Distribution Center were closed.

         The accompanying statements of operations for the fiscal year ended February 1, 1997 include a charge of $88.6 million for costs associated with the Divestiture Program. The $88.6 million consists of a $55.0 million loss on the divestiture of fixed assets and intangibles (of which $5.6 million was applied to goodwill), $18.5 million in future rental payments, $8.4 million in inventory markdowns and $6.7 million in severance costs, professional fees and other miscellaneous expenses.

11.  SEESSEL'S ACQUISITION

         On December 10, 1996, the Company acquired all of the outstanding stock of Seessel Holdings, Inc. ("Seessel's) for $50.4 million in cash including direct acquisition costs.

         This acquisition was accounted for using the purchase method and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of consideration paid over the estimated fair value of the net assets acquired was recorded as goodwill. Goodwill is being amortized over a twenty year period using the straight-line method. Deferred income taxes were established for the difference in basis between financial and tax reporting of these assets and liabilities at the acquisition date. The consolidated statement of operations for the fiscal year ended February 1, 1997 includes the results of Seessel's operations from the acquisition date forward.

         The allocated fair value of assets acquired and liabilities assumed is summarized as follows:

            Cash......................................................             $  2,965
            Other Current Assets......................................                9,785
            Property, Plant and Equipment.............................               31,319
            Goodwill                                                                 41,089
            Current Liabilities.......................................              (12,940)
            Deferred Income Taxes, net of valuation allowance.........               (6,798)
            Notes Payable, immediately repaid.........................              (14,976)
                                                                                   --------
                                                                                   $ 50,444
                                                                                   ========

         Included in direct acquisition costs are advisory fees of $0.8 million paid to KKR.

         The following pro forma consolidated results of operations for the fifty-two week periods ended February 1,1997 and January 27, 1996 have been prepared as though the acquisition had occurred on January 29, 1995. The pro forma results reflect the performance of all operations of the Company including the stores divested during the fourth quarter of the fiscal year ended February 1, 1997 (see Note 10). The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have been achieved had the acquisition taken place as of January 29, 1995 or in the future.


                                                       FEBRUARY 1, 1997     JANUARY 27, 1996
                                                           (52 WEEKS)         (52 WEEKS)
                                                       -------------------------------------
                                                                   (Unaudited)

        Net sales............................             $2,996,656             $3,055,243
        Net loss.............................                (47,784)               (69,676)
        Net loss per share...................                  (1.90)                 (1.29)


12.  COMMITMENTS AND CONTINGENCIES

LITIGATION

         In 1991, the Company received a favorable termination letter with respect to the termination of the employee pension plan of a supermarket chain acquired by the Company in 1989. Pursuant to that termination, distributions were made to all participants of that employee pension plan. After all of the benefit liabilities were paid, remaining assets of approximately $2.7 million were transferred to the Company as a reversion of excess pension assets. On June 15, 1992, the Company received a letter from the Pension Benefit Guaranty Corporation ("PBGC") contending that inappropriate actuarial assumptions were used to determine the value of the benefits distributed and that additional distributions must be made to numerous former participants in the plan. In August 1994, the Company filed suit in the U.S. District Court for the Northern District of Alabama challenging the PBGC's determination. In April 1995, the District Court entered summary judgment against the Company and in favor of the PBGC. The Company appealed the District Court's ruling to the U.S. Court of Appeals for the Eleventh Circuit, which ruled against the Company. The Company is currently making additional distributions to the former participants in the plan. An amount necessary to cover the additional distributions was reserved by the Company during the fiscal year ended January 27, 1996.

         In addition, the Company is a party to various legal and taxing authority proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

STORE EXPANSION

         The Company's store expansion activities are primarily accomplished through the lease of facilities or the acquisition of sites and self-construction. Commitments involving facilities under construction at February 1, 1997 were approximately $16.7 million.

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of Bruno's, Inc.:

         We have audited the accompanying consolidated balance sheets of Bruno's, Inc. and Subsidiaries as of February 1, 1997 and January 27, 1996, and the related consolidated statements of operations, shareholders' investment (deficiency in net assets), and cash flows for the fiscal year ended February 1, 1997 and the thirty weeks ended January 27, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bruno's, Inc. and Subsidiaries as of February 1, 1997 and January 27, 1996, and the results of their operations and their cash flows for the fiscal year ended February 1,1997 and for the thirty weeks ended January 27, 1996 in conformity with generally accepted accounting principles.


                                      /s/ Deloitte & Touche LLP

Birmingham, Alabama
April 11, 1997

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Bruno's, Inc.:

         We have audited the accompanying consolidated statements of operations of BRUNO'S INC. (an Alabama corporation) AND SUBSIDIARIES for the fiscal years ended July 1, 1995 and July 2, 1994, and the related consolidated statements of shareholders' investment (deficiencies in net assets) and cash flows for the fiscal years ended July 1, 1995 and July 2, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates make by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Bruno's, Inc. and Subsidiaries for the fiscal years ended July 1, 1995 and July 2, 1994 in conformity with generally accepted accounting principles.


                                           /s/  Arthur Andersen LLP

Birmingham, Alabama
August 18, 1995

                         BRUNO'S, INC. AND SUBSIDIARIES
                                        .
                       UNAUDITED QUARTERLY FINANCIAL DATA

           FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1997, THE THIRTY WEEK
                         PERIOD ENDED JANUARY 27, 1996,
                     AND THE FISCAL YEAR ENDED JULY 1, 1995

                                                   FISCAL YEAR ENDED FEBRUARY 1, 1997 (53 WEEKS)
                                   -----------------------------------------------------------------------------------

                                        FIRST        SECOND              THIRD            FOURTH
                                      13 WEEKS      13 WEEKS           13 WEEKS          14 WEEKS          TOTAL
                                   ------------   ------------       -------------   --------------    ------------

NET SALES .....................    $   732,721    $   719,775        $   694,223        $   752,325     $ 2,899,044
GROSS PROFIT ..................        178,597        173,057            163,397            181,240         696,291
INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM ...........          4,190          1,393            (61,140)(1)          6,042         (49,515)
NET INCOME (LOSS) .............          4,190            731(2)         (61,653)(2)          5,543         (51,189)
INCOME (LOSS) PER COMMON SHARE:
  Income (loss) before
  extraordinary item ..........    $      0.17    $      0.06        $     (2.43)(1)    $      0.23     $     (1.97)
  Net income (loss) ...........           0.17           0.03(2)           (2.45)(2)    $      0.22           (2.03)


                                                                               TRANSITIONAL PERIOD ENDED
                                                                              JANUARY 27, 1996 (30 WEEKS)
                                                         ----------------------------------------------------------------------

                                                                FIRST                    SECOND
                                                              12 WEEKS                  18 WEEKS                  TOTAL
                                                         --------------------     ----------------------   --------------------

NET SALES............................................         $655,180                 $1,019,479              $1,674,659
GROSS PROFIT.........................................          146,583                    236,229                 382,812
LOSS BEFORE EXTRAORDIARY ITEM........................          (22,234)(3)                (54,065)(4)             (76,299)
NET LOSS ............................................          (25,976)(5)                (55,225)(5)             (81,201)
LOSS PER COMMON SHARE:...............................
  Loss before extraordinary item.....................         $  (0.40)(3)             $    (1.66)(4)          $    (2.06)
  Net loss...........................................            (0.47)(5)                  (1.72)(5)               (2.19)

                                                                        FISCAL YEAR ENDED
                                                                     JULY 1, 1995 (52 WEEKS)
                                           ---------------------------------------------------------------------------------------

                                              FIRST          SECOND              THIRD             FOURTH
                                            12 WEEKS        14 WEEKS            14 WEEKS          12 WEEKS             TOTAL
                                           -----------  ----------------   ------------------  ---------------    ----------------

NET SALES..............................     $653,621        $784,120           $763,274            $668,554          $2,869,569
GROSS PROFIT...........................      156,045         185,126            175,028             156,814             673,013
NET INCOME (LOSS)......................       11,532          14,070             (4,575)(6)          12,315              33,342
EARNINGS PER COMMON SHARE:.............
  Net income (loss)....................     $   0.15        $   0.18            $ (0.06)(6)        $   0.16          $     0.43

--------------------------------------------------------------------------------

(1) Includes a charge of $88,588 for costs associated with the Divestiture Program.
(2) During the second and third quarter of the fiscal year ended February 1, 1997, the Company recognized extraordinary losses on the early extinguishment of debt of $662 ($0.03 per share) and $1,175 ($0.02 per share), respectively, net of applicable taxes.
(3) Includes merger expenses of $29,610 ($23,510 net of applicable tax benefit), which the Company believes represent unusual charges to operations. In addition, the Company's operations were adversely affected by the Company recognizing a lower level of vendor allowances in the 1996 period and by certain non-recurring product costs.
(4) Includes the effect of certain amounts which the Company considers to be unusual charges to operations, including (i) a refinement in the Company's inventory valuation methodology based on additional available information,
     (ii) the Company increasing its estimated liability for self insurance claims by $15,000 due to a revised management estimate, (iii) a $5,135 write off of a deposit made in 1992 for three proposed stores which were not developed and which the Company has concluded will not be applied to the development of future stores, (iv) the accrual of $2,700 as a result of the Company losing a court appeal related to a claim by the Pension Benefit Guaranty Corporation concerning the termination of an employee pension plan in 1989, (v) an increase in the accrual related to future lease and other obligations on closed stores of $2,626 reflecting a change in management's assumptions with respect to anticipated future lease income, (vi) a $2,500 write off of leasehold improvements and equipment recently determined to have no value in stores which have been remodeled, (vii) the write off of a $1,800 deposit made by the Company for medical benefits under a union plan which, upon execution of the related union contract in November 1995, was determined not to have benefit beyond the current period, (viii) a $3,000 charge to depreciation related to a change in estimated depreciable lives of certain technology equipment, (ix) and impairment loss of $35,411 related to the early adoption of Statement of Financial Accounting Standard No. 121 and other impairment charges, and (x) miscellaneous charges of $1,827. These charges total $77,861. In addition, the Company's operations were adversely affected by the Company recognizing a lower level of vendor allowances in the 1996 period as compared to the 1995 period.
(5) During the 12 week and 18 week periods of the transitional period ended January 27, 1996, the Company recognized extraordinary losses on the early extinguishment of debt of $3,742 ($.07 per share) and $1,160 ($.06 per share), net of the applicable tax benefits.
(6) In the third quarter of the fiscal year ended July 1, 1995, the Company completed an actuarially based evaluation of self insurance reserves for workers' compensation and general liability claims. Based on this evaluation, an adjustment to increase recorded reserves by $22,178 ($13,750 net of income taxes) was recorded as a change in accounting estimate.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         On September 28, 1995, the Company dismissed Arthur Andersen LLP as its independent accountants. The reports of Arthur Andersen LLP on the financial statements for the fiscal years ended July 1, 1995 and July 2, 1994 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. The Company's Audit Committee participated in and approved the decision to change independent accountants.

         In connection with its audit for the fiscal years ended July 1, 1995 and July 2, 1995 and through September 28, 1995, there have been no disagreements with Arthur Andersen LLP on any matter of accounting principle or practice, financial statements disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused them to make reference in their report on the financial statements for such years.

         The Company requested that Arthur Andersen LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated September 28, 1995, was filed as Exhibit 16 to the Company's Transition Report on Form 10-K, dated January 27, 1996.

         The Company engaged Deloitte & Touche LLP as its new independent accountants and tax advisors as of September 28, 1995. During the fiscal years ended July 1, 1995 and July 2, 1995 and through September 28, 1995, the Company has not consulted with Deloitte & Touche LLP on items which (1) were or should have been subject to SAS 50 or (2) concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-K Item 304(a)(2)).

                                    PART III

     The information required to be included in Part III of this Annual Report on Form 10-K is incorporated by reference to the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.


                                    PART IV


14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


FINANCIAL STATEMENTS

     The following consolidated financial statements of Bruno's, Inc. and subsidiaries are included in Item 8:

     Consolidated Balance Sheets as of February 1, 1997 and January 27, 1996.

     Consolidated Statements of Operations for the Fiscal Year Ended February 1, 1997, the Transition Period Ended January 27, 1996 and the Fiscal Years Ended July 1, 1995 and July 2, 1994.

     Consolidated Statements of Shareholders' Investment (Deficiency in Net Assets) for the Fiscal Year Ended February 1, 1997, the Transition Period Ended January 27, 1996 and the Fiscal Years Ended July 1, 1995 and July 2, 1994.

     Consolidated Statements of Cash Flows for the Fiscal Year ended February 1, 1997, the Transition Period Ended January 27, 1996 and the Fiscal Years Ended July 1, 1995 and July 2, 1994.

     Notes to Consolidated Financial Statements.

     Reports of Independent Public Accountants.

     Unaudited Quarterly Financial Data.


SCHEDULES TO FINANCIAL STATEMENTS

     None

EXHIBITS

     The following is an index of the exhibits included in this Annual Report on Form 10-K or incorporated herein by reference:


 Designation of
Exhibit in this
Form 10-K Report                     Description of Exhibits
----------------                     -----------------------

       2 Agreement and Plan of Merger dated as of April 20, 1995 between Crimson Acquisition Corp. and the Company, as amended on May 18, 1995 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated April 27, 1995 and
                  Exhibit 10.1 to the Current Report on Form 8-K/A dated May
                  18, 1995).

      3.1         Amended and Restated Articles of Incorporation of the Company
                  (incorporated by referenced to Exhibit 3.1 to the Company's
                  Annual Report on Form 10-K, dated July 1, 1995).

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

      4.2 First Supplemental Indenture, dated as of August 18, 1995, between the Company and Marine Midland Bank, as Trustee, relating to the issuance and sale of $400,000,000 aggregate principal amount of 10-1/2% Senior Subordinated Notes due 2005
                  (incorporated by reference to Exhibit 4.7 to the Current
                  Report on Form 8-K/A dated August 24, 1995).

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

      10.1        Credit Agreement, dated as of August 18, 1995, among the
                  Company, the several lenders from time to time parties thereto and Chemical Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A dated August 24, 1995).

      10.2        Amended and Restated Group Term Life Insurance Plan of
                  Bruno's, Inc., dated March 15, 1984 (incorporated by reference to Exhibit 10(b) of the Company's Annual Report on Form 10-K, dated August 27, 1985).

      10.3        Joint Venture Agreement for PM Associates between SSS
                  Enterprises, Inc. and Metropolitan Life Insurance Company
                  (incorporated by reference to Exhibit 10.2 to Form S-1 (No.
                  33-12239) of Piggly Wiggly Southern, Inc.).

      10.4        Employment and Deferred Compensation Agreement, dated July 22,
                  1994, between the Company and Ronald G. Bruno (incorporated by reference to Exhibit 10(h) to the Company's Annual Report on Form 10-K, dated September 29, 1994).

      10.5        Employment and Deferred Compensation Agreement, dated July 22,
                  1994, between the Company and Paul F. Garrison (incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K, dated September 29, 1994).

      10.6        Employment and Deferred Compensation Agreement, dated July 22,
                  1994, between the Company and Glenn J. Griffin (incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K, dated September 29, 1994).

      10.7        Employment and Deferred Compensation Agreement, dated July 22,
                  1994, between the Company and Kenneth J. Bruno (incorporated by reference to Exhibit 10(k) to the Company's Annual Report on Form 10-K, dated September 29, 1994).

     10.8         Employment and Deferred Compensation Agreement, dated July 22,
                  1994, between the Company and R. Michael Conley (incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K, dated September 29, 1994).

     10.9 Employment Continuity Agreement, dated July 22, 1994, between the Company and Ronald G. Bruno (incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K, dated September 29, 1994).

     10.10 Employment Continuity Agreement, dated July 22, 1994, between the Company and Paul F. Garrison (incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K, dated September 29, 1994).

     10.11 Employment Continuity Agreement, dated July 22, 1994, between the Company and Glenn J. Griffin (incorporated by reference to Exhibit 10(o) to the Company's Annual Report on Form 10-K, dated September 29, 1994).

     10.12 Employment Continuity Agreement, dated July 22, 1994, between the Company and Kenneth J. Bruno (incorporated by reference to Exhibit 10(p) to the Company's Annual Report on Form 10-K, dated September 29, 1994).

     10.13 Employment Continuity Agreement, dated July 22, 1994, between the Company and R. Michael Conley (incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K, dated September 29, 1994).

     10.14        Amendment to 1994 Employment and Deferred Compensation
                  Agreement, dated June 9, 1995, by and between the Company and Ronald G. Bruno (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated June 22, 1995).

     10.15        Amendment to 1994 Employment and Deferred Compensation
                  Agreement, dated June 9, 1995, by and between the Company and Paul F. Garrison (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated June 22, 1995).

     10.16        Amendment to 1994 Employment and Deferred Compensation
                  Agreement, dated June 9, 1995, by and between the Company and Glenn J. Griffin (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated June 22, 1995).

     10.17        Amendment to 1994 Employment and Deferred Compensation
                  Agreement, dated June 9, 1995, by and between the Company and Kenneth J. Bruno (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K dated June 22, 1995).

     10.18        Amendment to 1994 Employment and Deferred Compensation
                  Agreement, dated June 9, 1995, by and between the Company and
                  R. Michael Conley (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K dated June 22, 1995).

     10.19        Amendment to Employment Continuity Agreement, dated June 9,
                  1995, by and between the Company and Ronald G. Bruno
                  (incorporated by reference to Exhibit 10.6 to the Current
                  Report on Form 8-K dated June 22, 1995).

     10.20        Amendment to Employment Continuity Agreement, dated June 9,
                  1995, by and between the Company and Paul F. Garrison
                  (incorporated by reference to Exhibit 10.7 to the Current
                  Report on Form 8-K dated June 22, 1995).

     10.21        Amendment to Employment Continuity Agreement, dated June 9,
                  1995, by and between the Company and Glenn J. Griffin
                  (incorporated by reference to Exhibit 10.8 to the Current
                  Report on Form 8-K dated June 22, 1995).

     10.22        Amendment to Employment Continuity Agreement, dated June 9,
                  1995, by and between the Company and Kenneth J. Bruno
                  (incorporated by reference to Exhibit 10.9 to the Current
                  Report on Form 8-K dated June 22, 1995).

     10.23        Amendment to Employment Continuity Agreement, dated June 9,
                  1995, by and between the Company and R. Michael Conley
                  (incorporated by reference to Exhibit 10.10 to the Current
                  Report on Form 8-K dated June 22, 1995).

     10.24        Employment Agreement, dated August 21, 1995, between the
                  Company and William J. Bolton (incorporated by reference to
                  Exhibit 10.29 to the Company's Annual Report on Form 10-K, dated July 1, 1995).

     10.25        Employment Agreement, dated February 6, 1996, between the
                  Company and David Clark (incorporated by reference to Exhibit
                  10.29 to the Company's Transition Report on Form 10-K, dated
                  January 27, 1996).

     10.26        Employment Agreement, dated January 20, 1996, between the
                  Company and Michael F. Heintzman (incorporated by reference to
                  Exhibit 10.30 to the Company's Transition Report on Form 10-K, dated January 27, 1996).

     10.27        Employment Agreement, dated December 18, 1995, between the
                  Company and Lisa R. Kranc (incorporated by reference to
                  Exhibit 10.31 to the Company's Transition Report on Form
                  10-K, dated January 27, 1996).

     10.28        1996 Stock Purchase and Option Plan for Key Employees of
                  Bruno's, Inc. and Subsidiaries (incorporated by reference to Exhibit 10.32 to the Company's Report on Form 10-Q, dated
                  July 27, 1996).

     10.29        Management Stockholder's Agreement, dated as of February 15,
                  1996, between the Company and William J. Bolton (incorporated by reference to Exhibit 10.33 to the Company's Transition
                  Report on Form 10-K, dated January 27, 1996).

     10.30        Non-Qualified Stock Option Agreement, dated as of February 15,
                  1996, between the Company and William J. Bolton (incorporated by reference to Exhibit 10.34 to the Company's Transition
                  Report on Form 10-K, dated January 27, 1996).

     10.31        Schedule of Terms of Management Stockholder's Agreements and
                  Non-Qualified Stock Option Agreements executed by David Clark,
                  Michael F. Heintzman and Lisa R. Kranc (incorporated by reference to Exhibit 10.35 to the Company's Transition Report on Form 10-K, dated January 27, 1996).

     10.32        Employment Agreement, dated September 12, 1996, between the
                  Company and Walter M. Grant (incorporated by reference to
                  Exhibit 10.36 to the Company's Report on Form 10-Q, dated
                  October 26, 1996).

     10.33        Employment Agreement, dated September 12, 1996, between the
                  Company and James J. Hagan (incorporated by reference to
                  Exhibit 10.37 to the Company's Report on Form 10-Q, dated
                  October 26, 1996).

     10.34        Employment Agreement, dated September 12, 1996, between the
                  Company and Laura Hayden (incorporated by reference to Exhibit
                  10.38 to the Company's Report on Form 10-Q, dated October 26,
                  1996).

     10.35        Form of Management Stockholder's Agreement, dated September
                  30, 1996, between the Company and each of Walter M. Grant,
                  James J. Hagan and Laura Hayden (incorporated by reference to
                  Exhibit 10.39 to the Company's Report on Form 10-Q, dated
                  October 26, 1996).

     10.36        Form of Non-Qualified Stock Option Agreement, dated September
                  30, 1996, between the Company and each of Walter M. Grant,
                  James J. Hagan and Laura Hayden (incorporated by reference to
                  Exhibit 10.40 to the Company's Report on Form 10-Q, dated
                  October 26, 1996).

     10.37        Schedule of Terms of Management Stockholder's Agreements and
                  Non-Qualified Stock Option Agreements executed by each of Walter M. Grant, James J. Hagan and Laura Hayden
                  (incorporated by reference to Exhibit 10.41 to the Company's
                  Report on Form 10-Q, dated October 26, 1996).

     10.38        Amendment to 1994 Employment and Deferred Compensation
                  Agreement, dated November 15, 1996, by and between the Company and R. Michael Conley.

     10.39        Employment Agreement, dated February 6, 1997, between the
                  Company and John Butler.

     10.40        Schedule of Terms of Management Stockholder's Agreement and
                  Non-Qualified Stock Option Agreement executed by John Butler.

     10.41 Letter Agreement, dated March 11, 1997, between the Company and Michael F. Heintzman.

     10.42        Stock Repurchase Agreement, dated March 11, 1997, between the
                  Company and Michael F. Heintzman.

     10.43 Letter Agreement, dated April 4, 1997, between the Company and Lisa R. Kranc.

      10.44       Stock Repurchase Agreement, dated April 4, 1997, between the
                  Company and Lisa R. Kranc.

      16          Letter regarding change in independent accountants
                  (incorporated by reference to Exhibit 16 to the Company's
                  Transition Report on Form 10-K, dated January 27, 1996).

      21 List of Subsidiaries (incorporated by reference to Exhibit 22 to the Company's Annual Report on Form 10-K, dated July 1,
                  1995).

      23.1        Consent of Deloitte & Touche L.L.P.

      23.2        Consent of Arthur Andersen L.L.P.

      27          Financial Data Schedule (for SEC for use only)


REPORTS ON FORM 8-K

     The Company did not file any Reports on Form 8-K during the period from October 27, 1996 through February 1, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bruno's, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BRUNO'S, INC.
                                        (Registrant)

                                        By  /s/      William J. Bolton
                                            ------------------------------
                                            William J. Bolton,
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                                        By  /s/     James J. Hagan
                                            --------------------------
                                            James J. Hagan
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


         Signature                         Capacity                      Date
         ---------                         --------                      ----
/s/     William J. Bolton    Director, Chairman of
---------------------------  the Board and Chief Executive Officer
(William J. Bolton)          (Principal Executive Officer)          April 28, 1997


/s/     Henry R. Kravis      Director                               April 28, 1997
---------------------------
(Henry R. Kravis)

/s/     George R. Roberts    Director                               April 28, 1997
---------------------------
(George R. Roberts)

/s/     Paul E. Raether      Director                               April 28, 1997
---------------------------
(Paul E. Raether)

/s/     James H. Green, Jr.  Director                               April 28, 1997
---------------------------
(James H. Greene, Jr.)

/s/     Nils P. Brous        Director                               April 28, 1997
---------------------------
(Nils P. Brous)

/s/     Ronald G. Bruno      Director                               April 28, 1997
---------------------------
(Ronald G. Bruno)

/s/     James J. Hagan       Executive Vice President and
---------------------------  Chief Financial Officer
(James J. Hagan)             (Principal Financial Officer)          April 28, 1997


                                 BRUNO'S, INC.

                           Annual Report on Form 10-K
                    (For Fiscal Year Ended February 1, 1997)

                               INDEX OF EXHIBITS



Exhibit Number                Description
--------------                -----------
    10.38       Amendment to 1994 Employment and Deferred Compensation
                Agreement, dated November 15, 1996, by and between the Company and R. Michael Conley.

    10.39       Employment Agreement, dated February 6, 1997, between the
                Company and John Butler.

    10.40       Schedule of Terms of Management Stockholder's Agreement and
                Non-Qualified Stock Option Agreement executed by John Butler.

    10.41       Letter Agreement, dated March 11, 1997, between the Company and
                Michael F. Heintzman.

    10.42       Stock Repurchase Agreement, dated March 11, 1997, between the
                Company and Michael F. Heintzman.

    10.43       Letter Agreement, dated April 4, 1997, between the Company and
                Lisa R. Kranc.

    10.44       Stock Repurchase Agreement, dated April 4, 1997, between the
                Company and Lisa R. Kranc.

    23.1        Consent of Deloitte & Touche L.L.P.

    23.2        Consent of Arthur Andersen L.L.P.

    27          Financial Data Schedule (for SEC use only)