Form 10-K/A
period 1997-02-01
BRUNOS INC
filed 1997-05-30
CIK 14920

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ----------------------------

                                 FORM 10-K/A

                               AMENDMENT NO. 1
(MARK ONE)

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1997

           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM ____________TO __________

                         COMMISSION FILE NUMBER 0-6544


                         ---------------------------

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

                            --------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                  COMMON STOCK
                                 $.01 Par Value

     The Registrant hereby files this Report on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended February 1, 1997 (the "1996 Form 10-K") (i) to include the information required by Part III (Items 10, 11, 12 and 13) in lieu of incorporation thereof by reference from the Registrant's definitive proxy statement for its 1997 Annual Meeting of Shareholders and (ii) to file an additional exhibit with the 1996 Form 10-K, as set forth in Item 14 hereof.
================================================================================

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information concerning the executive officers of Bruno's, Inc. (the "Company") is set forth in Part I of the Company's Annual Report on Form 10-K for the year ended February 1, 1997 and is incorporated herein by reference.

MEMBERS OF THE BOARD OF DIRECTORS

     The Board of Directors of the Company consists of seven members, five of whom are associated with Kohlberg Kravis Roberts & Co. L. P. ("KKR"). SEE "OWNERSHIP OF COMPANY STOCK BY CERTAIN HOLDERS." The following is a brief description of the business experience for at least the past five years of the current members of the Board of Directors of the Company:

     WILLIAM J. BOLTON, age 50, has been Chairman of the Board of Directors and Chief Executive Officer of the Company since August 1995. He served as President of Jewel Food Stores from 1991 to April 1995 and Chief Operating Officer-Markets of American Stores Company from April 1995 to August 1995.

     HENRY R. KRAVIS, age 53, has served as a director of the Company since August 1995. He is a Founding Partner of KKR and a managing member of the Executive Committee of the limited liability company which serves as the general partner of KKR. Mr. Kravis serves as a member of the Board of Directors of AutoZone, Inc., Borden, Inc., Evenflo & Spalding Holdings Corporation, Flagstar Companies, Inc., Flagstar Corporation, The Gillette Company, IDEX Corporation, K-III Communications Corp., KinderCare Learning Centers, Inc., KSL Recreation Group, Inc., Merit Behavioral Care Corporation, Newsquest Capital plc, Owens-Illinois, Inc., Owens-Illinois Group, Inc., Safeway Inc., Sotheby's Holdings Inc., Union Texas Petroleum Holdings, Inc., and World Color Press, Inc.

     GEORGE R. ROBERTS, age 53, has been a director of the Company since August 1995. He is a Founding Partner of KKR and a managing member of the Executive Committee of the limited liability company which serves as the general partner of KKR. Mr. Roberts serves as a member of the Board of Directors of AutoZone, Inc., Borden, Inc., Evenflo & Spalding Holdings Corporation, Flagstar Companies, Inc., Flagstar Corporation, IDEX Corporation, K-III Communications Corp., KinderCare Learning Centers, Inc., Merit Behavioral Care Corporation, Newsquest Capital plc, Owens-Illinois, Inc., Owens-Illinois Group, Inc., Red Lion Properties, Inc., Safeway Inc., Union Texas Petroleum Holdings, Inc., Walter Industries, Inc., and World Color Press, Inc.

     PAUL E. RAETHER, age 50, has been a director of the Company since August 1995. He is a member of the limited liability company which serves as the general partner of KKR. Mr. Raether serves as a member of the Board of Directors of Flagstar Companies, Inc., Flagstar Corporation, IDEX Corporation, and KSL Recreation Group, Inc.

     JAMES H. GREENE, JR., age 46, has been a director of the Company since August 1995. He is a member of the limited liability company which serves as the general partner of KKR. Mr. Greene serves as a member of the Board of Directors of Owens-Illinois, Inc., Owens-Illinois Group, Inc., Safeway Inc., and Union Texas Petroleum Holdings, Inc.

     RONALD G. BRUNO, age 45, has been a director of the Company since 1983.
He served as Chairman of the Board of the Company from December 1991 to August 1995, Chief Executive Officer of the Company from October 1990 to August 1995 and President of the Company from 1986 to 1994. Mr. Bruno is a member of the Board of Directors of SouthTrust Bank, N.A., Books-A-Million, Inc., and Russell Corp.

     NILS P. BROUS, age 32, has been a director of the Company since August 1995. He has served as an Executive with KKR since November 1992. Prior to November 1992, Mr. Brous was an Associate with Goldman, Sachs & Co. He is a member of the Board of Directors of Canadian General Insurance Group Limited and KinderCare Learning Centers, Inc.

     Directors are elected by the shareholders at each Annual Meeting of Stockholders and hold office until the next Annual Meeting of Stockholders. The Company's officers serve at the pleasure of the Board of Directors.

     Mr. Bruno has agreed to serve as a member of the Board of Directors of the Company until August 18, 1998 (subject to the customary right of a director to resign) pursuant to a Stockholders Agreement executed in connection with the acquisition of 20,833,333 shares of the Company's Common Stock by affiliates of KKR on August 18, 1995. SEE "OWNERSHIP OF COMPANY STOCK BY CERTAIN HOLDERS."

     Messrs. Kravis and Roberts are first cousins.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by the regulations of the Securities and Exchange Commission to furnish the Company with copies of all reports that they file under Section 16(a). To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than 10% beneficial owners were complied with by such persons during the fiscal year ended February 1, 1997, except that Mr. Bruno failed to file timely Form 4 Reports with respect to certain changes in his beneficial ownership of the Company's Common Stock during such fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION


SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     In December 1995, the Company changed its fiscal year from a 52-week or 53-week period ending on the Saturday closest to June 30 to a 52-week or 53-week period ending on the Saturday closest to January 31. In order to implement this change, the Company had a 30-week fiscal year beginning on July 2, 1995 and ending on January 27, 1996 (the "Transition Period").

     The following table sets forth the compensation paid or accrued during the Transition Period and during the fiscal year ended February 1, 1997 (which is referred to in the table as "Fiscal 1996") for the Chairman of the Board and Chief Executive Officer of the Company and for the other individuals who were serving as executive officers of the Company as of February 1, 1997 (the "Executive Officers"). None of the Executive Officers was employed by the Company prior to the Transition Period.

                           SUMMARY COMPENSATION TABLE




                                                          Annual Compensation               Long-Term Compensation
                                                      ---------------------------           ----------------------
                                                                                                Awards
                                                                                                ------
                                                                             Other             Securities
           Name and                                                          Annual            Underlying        All Other
      Principal Position         Year     Salary ($) (1)   Bonus ($)(2)  Compensation ($)(3) Stock Options (#)  Compensation ($) (4)
      ------------------         ----     --------------   ------------  ------------------- -----------------  --------------------
William J. Bolton             Fiscal 1996   $407,689       $228,200         $    27,197           250,000             $123,816
  Chairman of the Board       Transition
  and Chief Executive Officer   Period      $176,606       $392,300                -0-              -0-                  -0-

James J. Hagan (5)            Fiscal 1996   $206,251       $ 58,833         $    79,511            66,667             $ 36,929
  Executive Vice President
  and Chief Financial Officer

David B. Clark (6)            Fiscal 1996   $246,639       $ 76,067                -0-             62,500             $ 64,196
  Executive Vice President -  Transition
  Merchandising                 Period      $ 47,518       $ 55,965                -0-              -0-                  -0-

Walter M. Grant               Fiscal 1996   $152,311       $ 43,447         $  119,882             56,250             $ 56,435
  Senior Vice President,
  General Counsel
  and Secretary

Laura Hayden                  Fiscal 1996   $109,613       $ 31,269         $   59,400             46,875             $ 56,443
  Senior Vice President -
  Human Resources

Michael Heintzman (7)         Fiscal 1996   $203,851       $ 57,051         $   40,800             62,500             $ 77,118
  Former Senior Vice          Transition
  President - Merchandising     Period      $ 53,690       $ 53,850                -0-              -0-                  -0-

Lisa R. Kranc (8)             Fiscal 1996   $178,372       $ 49,920         $   16,199             46,875             $ 90,071
  Former Senior Vice          Transition
  President - Marketing         Period      $ 16,828       $  6,729                -0-              -0-                  -0-

     (1) The amounts in this column reflect compensation for services provided during a portion of the Transition Period for Mr. Bolton, Mr. Clark, Mr. Heintzman and Ms. Kranc and compensation for services provided during a portion of Fiscal 1996 for Mr. Hagan, Mr. Grant, and Ms. Hayden. The Executive Officers began employment with the Company on the following dates: August 21, 1995 for Mr. Bolton, October 22, 1995 for Mr. Heintzman, November 13, 1995 for Mr. Clark, January 8, 1996 for Ms. Kranc, May 6, 1996 for Mr. Hagan, June 17, 1996 for Mr. Grant, and July 8, 1996 for Ms. Hayden.

     (2) The amounts listed in this column include signing bonuses paid by the Company during the Transition Period to each of Mr. Bolton, Mr. Clark and Mr. Heintzman. See "EMPLOYMENT CONTRACTS WITH EXECUTIVE OFFICERS."

     (3) The amounts in this column include (i) the dollar value of the difference between the price paid by Mr. Hagan, Mr. Grant and Ms. Hayden for shares of the Company's Common Stock purchased from the Company during Fiscal 1996 and the fair market value of such shares on the date of purchase, (ii) amounts paid by the Company to reimburse Mr. Hagan, Mr. Grant and Ms. Hayden for taxes on the difference between the price paid by them for shares of the Company's Common Stock and the fair market value of such shares on the date of purchase, and (iii) amounts paid by the Company to reimburse the Executive Officers for taxes on the relocation expenses or allowances reported in the column entitled "All Other Compensation." The amounts in this column do not include the value of other perquisites and personal benefits provided by the Company to the Executive Officers. The value of the perquisites and benefits provided to each Executive Officer during Fiscal 1996 and during the Transition Period did not exceed the lesser of $50,000 or 10% of such Executive Officer's salary plus annual bonus.

     (4) The amounts in this column include (i) relocation expenses or allowances paid by the Company in Fiscal 1996 on behalf of each Executive Officer and (ii) the dollar value of insurance premiums paid by the Company for term life insurance policies providing death benefits to the beneficiaries of the Executive Officers.

     (5) Mr. Hagan was elected to the position of Executive Vice President and Chief Financial Officer of the Company on January 29, 1997. Prior to January 29, 1997, Mr. Hagan served as Senior Vice President and Chief Financial Officer of the Company.

     (6) Mr. Clark was elected to the position of Executive Vice President - Merchandising of the Company on January 29, 1997. Prior to January 29, 1997, Mr. Clark served as the Company's Senior Vice President - Operations.

     (7) Mr. Heintzman resigned from his position as the Company's Senior Vice President - Merchandising effective as of February 1, 1997. The Company is currently paying severance benefits to Mr. Heintzman. See "EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS."

     (8) Ms. Kranc resigned from her position as the Company's Senior Vice President - Marketing effective as of March 31, 1997. The Company is currently paying severance benefits to Ms. Kranc. See "EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS."

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

     During the fiscal year ended February 1, 1997, the Company granted stock options to the Executive Officers under the 1996 Stock Purchase and Option Plan for Key Employees of Bruno's, Inc. and Subsidiaries (the "Option Plan"). No stock appreciation rights were granted to the Executive Officers during the last fiscal year. Each Executive Officer was required to purchase shares of the Company's Common Stock from the Company in order to be eligible to receive stock options under the Option Plan. SEE "EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS" AND "CERTAIN RELATIONSHIPS BETWEEN THE COMPANY AND OFFICERS AND DIRECTORS."

     The following table contains information regarding the stock options granted by the Company to the Executive Officers during the last fiscal year:

                       OPTION GRANTS IN LAST FISCAL YEAR



                                                                                       POTENTIAL REALIZABLE VALUE
                                                                                         AT ASSUMED ANNUAL RATES
                                                                                       OF STOCK PRICE APPRECIATION
                          INDIVIDUAL GRANTS                                                  FOR OPTION TERM
-----------------------------------------------------------------------------    -------------------------------------------
                                            % OF TOTAL
                             NUMBER OF       OPTIONS
                            SECURITIES      GRANTED TO    EXERCISE
                            UNDERLYING      EMPLOYEES     OR BASE
                              OPTIONS       IN FISCAL      PRICE      EXPIRATION
NAME                      GRANTED (#) (1)     YEAR         ($/SH)        DATE           0% ($) (2)     5% ($) (2)  10% ($) (2)
------------------------------------------------------------------------------------------------------------------------------
William J. Bolton             250,000         28.7%         $12.00      2/15/06           -0-          $1,072,237   $3,484,356
James J. Hagan                 66,667          7.6%         $12.00      9/30/06          $116,667      $  693,157   $1,577,605
David B. Clark                 62,500          7.2%         $12.00      3/13/06           -0-          $  255,333   $  850,825
Walter M. Grant                56,250          6.4%         $12.00      9/30/06          $ 98,438      $  584,848   $1,331,098
Laura Hayden                   46,875          5.4%         $12.00      9/30/06          $ 82,031      $  487,373   $1,109,248
Michael F. Heintzman (3)       62,500          7.2%         $12.00      2/15/06           -0-          $  268,059   $  871,089
Lisa R. Kranc (4)              46,875          5.4%         $12.00      2/15/06           -0-          $  201,044   $  653,317

     (1) All of the stock options granted to the Executive Officers are non-qualified options and have a term of ten years from the date of grant. One-half of the options granted to each Executive Officer become exercisable based on the Executive Officer's length of service with the Company (the "Time Options"), and the remaining one-half of the options become exercisable based on the Company's financial performance (the "Performance Options"). The Time Options granted to each Executive Officer become exercisable in equal installments of 20% per year over a five-year period. The Performance Options become exercisable with respect to 20% of the underlying shares on each August 18 following the completion of a fiscal year of the Company in which the Company meets the annual and cumulative performance targets specified by the Board of Directors of the Company. If the performance targets specified by the Board of Directors are not met for a given year but the Company meets both its annual and cumulative performance targets in a subsequent year, then the Performance

Options will become exercisable with respect to all of the shares that would have been exercisable if the performance targets had been met as scheduled. All Performance Options will become exercisable after seven years from the date of grant, regardless of whether the Company's performance targets have been met.

     (2) The dollar gains shown in these columns result from calculations using assumed annual growth rates of 0%, 5%, and 10% in the value of the Company's Common Stock measured from the market value at the date of grant through the expiration date of the ten-year life of the stock options granted to the Executive Officers. These assumed rates of growth were selected by the Securities and Exchange Commission for illustration purposes only and are not intended to forecast future stock prices, which will depend upon market conditions and the Company's future performance and prospects. The dollar gains shown in these columns reflect a future value based upon growth at the prescribed rates. The column labeled 0% shows the value at the date of grant of stock options whose exercise price was below the market price of the Company's Common Stock at the date of grant.

     (3) The options granted to Mr. Heintzman were cancelled and terminated in connection with his resignation as Senior Vice President - Merchandising of the Company effective as of February 1, 1997. The Company made a payment to Mr. Heintzman in the amount of $3,000 in connection with the termination of his stock options.

     (4) The options granted to Ms. Kranc were cancelled and terminated in connection with her resignation as Senior Vice President - Marketing of the Company effective as of March 31, 1997. The Company made a payment to Ms. Kranc in the amount of $2,250 in connection with the termination of her stock options.

OPTION EXERCISES AND HOLDINGS

     No options were exercised by the Executive Officers during the last fiscal year. The following table contains information with respect to the unexercised options to purchase shares of the Company's Common Stock held by the Executive Officers as of February 1, 1997:

               OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                            YEAR-END OPTION VALUES


                                                             NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                                 UNDERLYING                   IN-THE-MONEY
                                       VALUE REALIZED ($)     UNEXERCISED OPTIONS          OPTIONS AT FISCAL
                          SHARES        (MARKET PRICE AT     AT FISCAL YEAR END(#)          YEAR END($) (1)
                         ACQUIRED        EXERCISE LESS     --------------------------  --------------------------
NAME                  ON EXERCISE (#)   EXERCISE PRICE)    EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
----                  ---------------  ------------------  -----------  -------------  -----------  -------------
William J. Bolton           -0-               -0-            25,000        225,000       $100,000        $900,000
James J. Hagan              -0-               -0-              -0-          66,667        -0-            $266,668
David B. Clark              -0-               -0-             6,250         56,250       $ 25,000        $225,000
Walter M. Grant             -0-               -0-              -0-          56,250        -0-            $225,000
Laura Hayden                -0-               -0-              -0-          46,875        -0-            $187,500
Michael F. Heintzman (2)    -0-               -0-             6,250         56,250       $ 25,000        $225,000
Lisa R. Kranc (3)           -0-               -0-             4,687         42,188       $ 18,748        $168,752

     (1) The numbers in these columns represent the difference between the fair market value of the shares of the Company's Common Stock on February 1, 1997 and the exercise price for the unexercised options. The fair market value of the Company's Common Stock on February 1, 1997 was $16.00 per share based on trading in the over-the-counter market. SEE ITEM 5. "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS." An option is "in-the-money" if the fair market value of the Company's Common Stock exceeds the exercise price.

     (2) The options granted to Mr. Heintzman were cancelled and terminated in connection with his resignation as Senior Vice President - Merchandising of the Company effective as of February 1, 1997. The Company made a payment to Mr. Heintzman in the amount of $3,000 in connection with the termination of his stock options.

     (3) The options granted to Ms. Kranc were cancelled and terminated in connection with her resignation as Senior Vice President - Marketing of the Company effective as of March 31, 1997. The Company made a payment to Ms. Kranc in the amount of $2,250 in connection with the termination of her stock options.

RETIREMENT SAVINGS PLAN

     The Company maintains a profit sharing and retirement savings plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. To be eligible to participate in the plan, an employee must be at least 21 years old, must have at least one year of service with the Company, and must not be eligible to participate in a union-sponsored or co-sponsored qualified retirement plan.

     Subject to certain limitations, participants in the plan are permitted to make voluntary contributions to their accounts in the plan through payroll deductions. The Company makes matching contributions with respect to the voluntary contributions made by plan participants. Prior to April 1, 1997, the Company made matching contributions on a dollar-for-dollar basis with respect to a participant's contributions on the first two percent of his or her compensation. The plan was amended effective April 1, 1997 to provide that the Company will make matching contributions in the future in an amount equal to 50% of a participant's contributions on the first five percent of his or her compensation.

     The plan permits the Company to make discretionary profit sharing contributions to the accounts of eligible participants in an amount determined annually by the Board of Directors of the Company. The Company did not make discretionary contributions to the plan during the fiscal years ended July 2, 1994 and July 1, 1995, during the Transition Period, or during the fiscal year ended February 1, 1997.

     All voluntary contributions made by plan participants and all matching contributions made by the Company are fully vested at all times. Any discretionary contributions made by the Company are vested after a plan participant has completed five years of service with the Company or upon the participant's death, disability or normal retirement. A participant is entitled to receive a distribution of his vested account in the plan 90 days after the participant's termination of employment with the Company, including a termination of employment as a result of retirement, disability or death. Payments are made in the form of a lump sum or in installments paid over a period of 15 years.

COMPENSATION OF DIRECTORS

     Members of the Board of Directors who are not employees of the Company receive an annual retainer from the Company in the amount of $30,000.
Directors do not receive separate fees for attending meetings of the Board of Directors or for serving on committees of the Board of Directors. Mr. Bolton, who is an employee of the Company, does not receive any additional compensation for serving on the Board of Directors.

     On April 30, 1997, the Board of Directors adopted the Bruno's, Inc. Directors' Deferred Compensation Plan (the "Deferred Compensation Plan"). The Deferred Compensation Plan permits non-employee directors to defer all or any part of the fees that they receive for serving on the Board of Directors. Amounts deferred will be credited, at the election of the director, to an unfunded cash account (the "Cash Account") or to an account under which the director will receive compensation in the form of shares of the Company's
Common Stock (the "Stock Account"). Amounts credited to the Cash Account will accrue interest based on the Company's average borrowing rate from time to time. Amounts credited to the Stock Account will be converted into the number of shares of the Company's Common Stock which the amounts would have purchased based on the fair market value of a share of the Company's Common Stock on the date the amounts otherwise would have been paid. When an individual ceases to be a director of the Company, all amounts credited under the Deferred Compensation Plan are paid in one lump sum or in installments based on the election made by the director. Amounts credited to a director's Stock Account will be paid, in the Company's sole discretion, in the form of shares of the Company's Common Stock or in cash, with the amount of cash to be determined by multiplying the number of shares in the Stock Account by the then fair market value of a share of the Company's Common Stock.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

     The Company has entered into Employment Agreements with each of the Executive Officers. The Company also has entered into an Employment Agreement with John Butler, who did not serve as an Executive Officer until his election to the position of Senior Vice President - Operations of the Company on March 20, 1997. For purposes of this discussion, all references to Executive Officers shall be deemed to include Mr. Butler.

     The Employment Agreements provide that each Executive Officer is entitled to receive a base salary, which may be increased in the reasonable discretion of the Company, and an annual bonus with a target amount equal to 50% of the Executive Officer's base salary and a maximum amount equal to 100% of the Executive Officer's base salary. The initial base salaries specified in the Employment Agreements are $400,000 for Mr. Bolton, $275,000 for Mr. Hagan, $225,000 for Mr. Clark, $240,000 for Mr. Grant, $190,000 for Ms. Hayden, $200,000 for Mr. Heintzman, $175,000 for Ms. Kranc, and $210,000 for Mr. Butler. Mr. Clark's base salary was increased to $266,669 in connection with his election to the position of Executive Vice President - Merchandising of the Company on January 29, 1997.

     The Employment Agreements provide that each of the Executive Officers would be given the opportunity to purchase a specified number of shares of the Company's Common Stock at a price of $12.00 per share and would be granted options to purchase additional shares of the Company's Common Stock at an exercise price of $12.00 per share. Pursuant to the Employment Agreements, the Company sold shares of the Company's Common Stock to the Executive Officers as follows: 83,333 shares to Mr. Bolton, 25,000 shares to each of Mr. Hagan and Mr. Grant, 20,833 shares to each of Mr. Clark, Mr. Heintzman, and Mr. Butler, and 15,625 shares to each of Ms. Hayden and Ms. Kranc. The Company also granted to the Executive Officers the stock options described above in the table entitled "OPTION GRANTS IN LAST FISCAL YEAR."

     The Employment Agreements also provided for the Company to pay relocation expenses or allowances for the Executive Officers and to pay signing bonuses to certain of the Executive Officers. The relocation payments and signing bonuses are reported above in the table entitled "SUMMARY COMPENSATION TABLE."

     The term of the Employment Agreement for Mr. Bolton will continue until the earlier of August 31, 1998 or the termination of Mr. Bolton's employment pursuant to his Employment Agreement. The Company has the right to terminate Mr. Bolton's employment at any time and for any reason. If Mr. Bolton's employment is terminated by the Company without cause or by Mr. Bolton for "good reason," then Mr. Bolton will be entitled to receive a termination amount payable in 18 monthly installments equal to the greater of (i) an amount equal to Mr. Bolton's base salary for 18 months at its then current monthly rate plus 1.5 times the amount of Mr. Bolton's target bonus for the year in which the termination occurs or (ii) the amount of the base salary plus target bonus that Mr. Bolton would have received for the remaining term of his Employment Agreement. Mr. Bolton also will be entitled to receive payment for accrued but unused vacation days and to continued coverage for 18 months under any employee medical, disability and life insurance plans in accordance with the terms of such plans. Mr. Bolton may terminate his employment for "good reason" in the event of (i) a material breach by the Company of any provision of his Employment Agreement, including a material reduction by the Company in Mr. Bolton's duties, authority, support or responsibilities, (ii) a decision by the Company requiring Mr. Bolton to perform his duties and responsibilities for the Company at a location other than Birmingham, Alabama, or (iii) a reduction by the Company in Mr. Bolton's base salary, other than a reduction that is part of a general salary reduction program affecting at least 90% of the officers of the Company and not exceeding 20% of Mr. Bolton's base salary.

     The term of the Employment Agreement for each Executive Officer (other than Mr. Bolton) is three years, except that the Employment Agreement for Mr. Hagan will continue until his employment is terminated either voluntarily or involuntarily. The Company has the right to terminate each Executive Officer's employment at any time and for any reason. If an Executive Officer's employment is terminated by the Company without cause or if the Executive Officer's employment is terminated by the Executive for "good reason," then the Executive Officer (other than Mr. Bolton) is entitled to receive a severance payment equal to his or her base salary for one year. An Executive Officer (other than Mr. Bolton) may terminate his or her employment for "good reason" in the event of (i) a material breach by the Company of any provision of the Employment Agreement, including a demotion by the Company in the Executive Officer's position or the assignment to the Executive Officer of duties or responsibilities which are materially inconsistent with the duties or responsibilities contemplated by the Employment Agreement or (ii) a reduction by the Company in the Executive Officer's base salary, other than a reduction that is part of a general salary reduction program affecting senior executives of the Company and that is not, on average, greater than the salary reduction (as a percentage of base salary) of other senior executives of the Company.

     Mr. Heintzman resigned from his position as Senior Vice President - Merchandising of the Company effective as of February 1, 1997. The Company has agreed that Mr. Heintzman will remain on the Company's payroll and will continue to receive the same base salary and benefits that he was receiving prior to February 1, 1997 until the first to occur of (i) February 1, 1998 or
(ii) his re-employment with another Company. After the date of his re-employment with another Company, Mr. Heintzman will no longer be entitled to receive any benefits from the Company but he will continue to receive the severance payments to which he is entitled under his Employment Agreement through February 1, 1998. In connection with Mr. Heintzman's resignation, the Company repurchased 20,833 shares of the Company's Common Stock from Mr. Heintzman at a price of $12.24 per share and made a payment to Mr. Heintzman of $3,000 in connection with the cancellation and termination of the stock options previously granted to him.

     Ms. Kranc resigned from her position as Senior Vice President - Marketing of the Company effective as of March 31, 1997. The Company has agreed that Ms. Kranc will remain on the Company's payroll and will continue to receive the same base salary and benefits that she was receiving prior to March 31, 1997 until the first to occur of (i) March 31, 1998 or (ii) her re-employment with another Company. After the date of her re-employment with another Company, Ms. Kranc will no longer be entitled to receive any benefits from the Company but she will continue to receive the severance payments to which she is entitled under her Employment Agreement through March 31, 1998. In connection with Ms. Kranc's resignation, the Company repurchased 15,625 shares of the Company's Common Stock from Ms. Kranc at a price of $12.24 per share and made a payment to Ms. Kranc of $2,250 in connection with the cancellation and termination of the stock options previously granted to her.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

OWNERSHIP OF COMPANY STOCK BY CERTAIN HOLDERS

     On August 18, 1995, Crimson Acquisition Corp. was merged into and with the Company (the "Merger"). Since the date of the Merger, Crimson Associates, L.P. and KKR Partners, II, L.P. (the "Partnerships") have owned 20,833,333 shares of the Company's Common Stock. The shares owned by the Partnerships represent approximately 82.2% of the outstanding shares of Common Stock as of May 15, 1997. The Partnerships also own warrants under which they have the right to purchase an additional 10,000,000 shares of Common Stock at an exercise price of $12.00 per share, subject to adjustment (the "Warrants"). The Partnerships were organized by KKR.

     The following table sets forth, as of the close of business on May 15, 1997, information as to those stockholders (other than executive officers and directors of the Company) known to the Company to be the beneficial owners of more than 5% of the outstanding shares of the Company's Common Stock:


                             COMMON STOCK     PERCENTAGE OF
                          BENEFICIALLY OWNED  COMMON STOCK
NAME AND ADDRESS           ON MAY 15, 1997     OUTSTANDING
----------------          ------------------  -------------
KKR Associates, L.P. (1)    30,833,333 (2)      87.3% (3)
9 West 57th Street
New York, NY 10019

     (1) The shares of Common Stock shown as owned by KKR Associates are owned of record by the Partnerships. KKR Associates is the sole general partner of the Partnerships and possesses the sole voting and investment power of the Partnerships. Messrs. Kravis, Roberts, Raether and Greene (all of whom are members of the Board of Directors of the Company) are general partners of KKR Associates. Messrs. Kravis and Roberts are also the members of the

Executive Committee of KKR Associates. The other general partners of KKR Associates are Robert I. MacDonnell, Michael W. Michelson, Michael T. Tokarz, Perry Golkin, Clifton S. Robbins, Scott M. Stuart and Edward A. Gilhuly. Mr. Brous, who is a member of the Board of Directors of the Company, is a limited partner of KKR Associates.

     (2) This amount includes 10,000,000 shares of Common Stock subject to purchase within the next 60 days pursuant to exercise of the Warrants.

     (3) For purposes of computing the percentage of outstanding shares held by KKR Associates, the shares which KKR Associates has the right to acquire upon exercise of the Warrant are deemed to be outstanding, but the shares that the Executive Officers and directors of the Company have the right to acquire within the next 60 days pursuant to the exercise of stock options are not deemed to be outstanding.

OWNERSHIP OF COMPANY STOCK BY DIRECTORS AND OFFICERS

     The members of the Company's Board of Directors and all directors and executive officers of the Company as a group have beneficial ownership of the number of shares of the Company's Common Stock indicated in the following table and its footnotes. Unless otherwise indicated in the footnotes, each such individual has sole voting and investment power with respect to the shares set forth in the table.


                                                       COMMON STOCK       PERCENTAGE OF
                                                   BENEFICIALLY OWNED ON  COMMON STOCK
NAME                                                   MAY 15, 1997       OUTSTANDING (1)
----                                               ---------------------  ---------------
William J. Bolton............................           133,333(2)               *
Henry R. Kravis..............................        30,833,333(3)             87.3%
George R. Roberts............................        30,833,333(3)             87.3%
Paul E. Raether..............................        30,833,333(3)             87.3%
James H. Greene, Jr..........................        30,833,333(3)             87.3%
Ronald G. Bruno..............................            73,794(4)               *
Nils P. Brous................................                -0-                 *
David B. Clark...............................            33,333(2)               *
James J. Hagan...............................            31,666(2)               *
Walter M. Grant..............................            30,625(2)               *
Laura Hayden.................................            20,312(2)               *
John Butler..................................            20,833(5)               *
All Executive Officers and Directors
as a group (12 persons)......................        31,177,359(6)             88.0%

---------------
     *Holdings do not exceed 1% of the total outstanding shares of Common
Stock.

     (1) For the purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within the next 60 days. For purposes of computing the percentage of outstanding shares held by each person or group of persons within the next 60 days, any shares which such person or group of persons has the right to acquire within the next 60 days are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

     (2) These amounts include shares subject to purchase within the next 60 days pursuant to the exercise of stock options as follows: Mr. Bolton, 50,000 shares; Mr. Clark, 12,500 shares; Mr. Hagan, 6,666 shares; Mr. Grant, 5,625 shares; and Ms. Hayden, 4,687 shares.

     (3) This amount includes 20,833,333 shares owned of record by the Partnerships. Messrs. Kravis, Roberts, Raether and Greene are general partners of KKR Associates, which is the sole general partner of each of the Partnerships. Under regulations adopted by the Securities and Exchange Commission, Messrs. Kravis, Roberts, Raether and Greene, along with the other general partners of KKR Associates, may be deemed to share beneficial ownership of the shares beneficially owned by KKR Associates, but they disclaim any such
beneficial ownership.   This amount also includes 10,000,000 shares of Common
Stock subject to purchase within the next 60 days pursuant to exercise of the Warrants.

     (4) This amount includes 37,227 shares owned directly by Mr. Bruno, 283 shares owned by Mr. Bruno jointly with his wife, 176 shares owned by Mr. Bruno's wife, 1,325 shares held by Mr. Bruno as a Trustee for his minor son, 18,139 shares held by Mr. Bruno as co-trustee for various family members, and 16,774 shares held by Mr. Bruno as executor for an estate.

     (5) Mr. Butler was elected to the position of Senior Vice President - Operations of the Company on March 20, 1997. On April 21, 1997, Mr. Butler purchased 20,833 shares of Common Stock from the Company at a price of $12.00 per share.

     (6) The number of shares shown for directors and executive officers as a group includes an aggregate of 10,079,478 shares which are subject to purchase by members of the group within the next 60 days pursuant to the exercise of stock options and pursuant to the exercise of the Warrants.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN RELATIONSHIPS BETWEEN THE COMPANY AND OFFICERS AND DIRECTORS

     During the fiscal year ended February 1, 1997, the Company sold shares of its Common Stock to the Executive Officers pursuant to the Employment Agreements with the Executive Officers. In addition, on April 21, 1997, the Company sold shares of its Common Stock to John Butler, who was elected to the position of Senior Vice President - Operations of the Company on March 20,
1997.   SEE "EMPLOYMENT AGREEMENTS WITH EXECUTIVE

OFFICERS." The Company sold 83,333 shares to Mr. Bolton, 25,000 shares to each of Mr. Hagan and Mr. Grant, 20,833 shares to each of Mr. Clark, Mr. Heintzman, and Mr. Butler, and 15,625 shares to each of Ms. Hayden and Ms. Kranc. Each Executive Officer paid a price of $12.00 per share for the shares purchased by such Executive Officer. In connection with the purchase of such shares, each Executive Officer entered into a Management Stockholder's Agreement with the Company (the "Stockholder's Agreements"). The Stockholder's Agreements impose restrictions on the transfer of the shares of Common Stock purchased by the Executive Officers. With certain exceptions, the shares purchased by the Executive Officers cannot be transferred prior to the fifth anniversary of the purchase date of such shares. In addition, the Company has the option to repurchase the shares held by any Executive Officer whose employment with the Company is terminated. The Company has repurchased the shares of its Common Stock sold to Mr. Heintzman and Ms. Kranc. SEE "EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS."

     The Partnerships hold an aggregate of 20,833,333 shares of the Company's Common Stock as well as the Warrants. These shares of Common Stock and the Warrants were acquired pursuant to the Merger. The Warrants are exercisable at a price of $12.00 per share, subject to adjustment. The general partner of the Partnerships is KKR Associates, a New York limited partnership. KKR Associates has sole voting and investment power with respect to the shares of the Company's Common Stock held by the Partnerships. Messrs. Kravis, Roberts, Raether, and Greene are general partners of KKR Associates. Messrs. Kravis and Roberts are also members of the Executive Committee of KKR Associates. The other general partners of KKR Associates are Robert I. MacDonnell, Michael W. Michelson, Michael T. Tokarz, Perry Golkin, Clifton S. Robbins, Scott M. Stuart and Edward A. Gilhuly. Mr. Brous is a limited partner of KKR Associates.

     The Partnerships have the right, under certain circumstances and subject to certain conditions, to require the Company to register under the Securities Act of 1933, as amended, the shares of Common Stock and the Warrants held by them. The Partnerships have both demand and "piggyback" registration rights. Under the agreements providing for registration rights, the Company will pay all expenses in connection with any such registration. The Partnerships have informed the Company that they have no present intention of exercising their registration rights.

     KKR, which is an affiliate of KKR Associates, may receive investment banking fees for services rendered to the Company in connection with certain transactions. During the fiscal year ended February 1, 1997, KKR received a fee of $800,000 from the Company for assisting the Company in the acquisition of Seessel Holdings, Inc. In addition, KKR renders management, consulting and financial services to the Company for an annual fee of $1,000,000 plus expenses. Messrs. Kravis, Roberts, Raether, and Greene are members of the limited liability company which serves as the general partner of KKR, and Mr. Brous is an executive of KKR.

INDEBTEDNESS OF MANAGEMENT

     The Company made loans to certain of the Executive Officers in connection with their purchase of shares of the Company's Common Stock. Each loan bears interest at the applicable federal rate as determined under the Internal Revenue Code of 1986, as amended, at the time the loan was made. The outstanding principal amounts under these loans as of May 15, 1997 are shown below:


                                           AMOUNT OF
NAME AND TITLE                            INDEBTEDNESS   APPLICABLE
OF EXECUTIVE OFFICER                       TO COMPANY   INTEREST RATE
--------------------                      ------------  -------------
William J. Bolton                           $443,253        5.65%
Chairman of the Board and
Chief Executive Officer

David B. Clark                              $125,000        5.65%
Executive Vice President - Merchandising

Laura Hayden                                $ 93,750        6.53%
Senior Vice President - Human Resources

John Butler (1)                             $125,000        6.39%
Senior Vice President - Operations

     (1) Mr. Butler was elected to the position of Senior Vice President - Operations of the Company on March 20, 1997.

     Each loan is secured by the shares of the Company's Common Stock held by the Executive Officer to whom the loan was made. Interest is due on June 30 and December 31 of each year. The principal amount of the loan made to each Executive Officer is due upon the earliest to occur of (i) one year following the termination of the Executive Officer's employment with the Company without cause or for "good reason," (ii) immediately upon the termination of the Executive Officer's employment with the Company for cause or without "good reason," (iii) the disposition by the Executive Officer of all or any part of the shares of the Company's Common Stock purchased by the Executive Officer from the Company with the proceeds of the loan, or (iv) seven years from the date on which the loan was made.

ITEM 14.                 EXHIBITS.

The following exhibit is filed as part of this Report on Form 10-K/A:

   Designation of
Exhibit in this Report                                  Description of Exhibit
-----------------------                                 ----------------------

      10.45                                       Directors' Deferred Compensation Plan

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bruno's, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BRUNO'S, INC.
                                      (Registrant)

                                      By  \s\ William J. Bolton
                                      -------------------------
                                      William J. Bolton,
                                      Chairman of the Board and
                                      Chief Executive Officer
                                      (Principal Executive Officer)


Dated:  May 30, 1997

                                 BRUNO'S, INC.

                             Report on Form 10-K/A
                                Amendment No. 1
                    (For Fiscal Year Ended February 1, 1997)


                               INDEX OF EXHIBITS



Exhibit Number                   Description of Exhibits
--------------                   -----------------------

  10.45                      Directors' Deferred Compensation Plan