Form 10-K/A
period 1997-02-01
BRUNOS INC
filed 1997-06-10
CIK 14920

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ----------------------------

                                 FORM 10-K/A

                               AMENDMENT NO. 2
(MARK ONE)

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

     The Registrant hereby files this Report on Form 10-K/A to amend Items 11 and 12 of Part III of its Report on Form 10-K/A, Amendment No. 1, dated May 30, 1997.
================================================================================

                                   PART III


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

                           SUMMARY COMPENSATION TABLE




                                                          Annual Compensation               Long-Term Compensation
                                                      ---------------------------           ----------------------
                                                                                                Awards
                                                                                                ------
                                                                             Other             Securities
           Name and                                                          Annual            Underlying        All Other
      Principal Position         Year     Salary ($) (1)   Bonus ($)(2)  Compensation ($)(3) Stock Options (#)  Compensation ($) (4)
      ------------------         ----     --------------   ------------  ------------------- -----------------  --------------------
William J. Bolton             Fiscal 1996   $407,689       $148,330         $    27,197           250,000             $123,816
  Chairman of the Board       Transition
  and Chief Executive Officer   Period      $176,606       $392,300                -0-              -0-                  -0-

James J. Hagan (5)            Fiscal 1996   $206,251       $ 58,833         $    79,511            66,667             $ 36,929
  Executive Vice President
  and Chief Financial Officer

David B. Clark (6)            Fiscal 1996   $246,639       $ 76,067                -0-             62,500             $ 64,196
  Executive Vice President -  Transition
  Merchandising                 Period      $ 47,518       $ 55,965                -0-              -0-                  -0-

Walter M. Grant               Fiscal 1996   $152,311       $ 43,447         $  119,882             56,250             $ 56,435
  Senior Vice President,
  General Counsel
  and Secretary

Laura Hayden                  Fiscal 1996   $109,613       $ 31,269         $   59,400             46,875             $ 56,443
  Senior Vice President -
  Human Resources

Michael Heintzman (7)         Fiscal 1996   $203,851       $ 57,051         $   40,800             62,500             $ 77,118
  Former Senior Vice          Transition
  President - Merchandising     Period      $ 53,690       $ 53,850                -0-              -0-                  -0-

Lisa R. Kranc (8)             Fiscal 1996   $178,372       $ 49,920         $   16,199             46,875             $ 90,071
  Former Senior Vice          Transition
  President - Marketing         Period      $ 16,828       $  6,729                -0-              -0-                  -0-


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


     The Employment Agreements provide that each Executive Officer is entitled to receive a base salary, which may be increased in the reasonable discretion of the Company, and an annual bonus with a target amount equal to or not less than 50% of the Executive Officer's base salary and a maximum amount equal to 100% of the Executive Officer's base salary. The initial base salaries specified in the Employment Agreements are $400,000 for Mr. Bolton, $275,000 for Mr. Hagan, $225,000 for Mr. Clark, $240,000 for Mr. Grant, $190,000 for Ms. Hayden, $200,000 for Mr. Heintzman, $175,000 for Ms. Kranc, and $210,000 for Mr. Butler. Mr. Clark's base salary was increased to $266,669 in connection with his election to the position of Executive Vice President - Merchandising of the Company on January 29, 1997.


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


                                                       COMMON STOCK       PERCENTAGE OF
                                                   BENEFICIALLY OWNED ON  COMMON STOCK
NAME                                                   MAY 15, 1997       OUTSTANDING (1)
----                                               ---------------------  ---------------
William J. Bolton............................           133,333(2)               *
Henry R. Kravis..............................        30,833,333(3)             87.3%
George R. Roberts............................        30,833,333(3)             87.3%
Paul E. Raether..............................        30,833,333(3)             87.3%
James H. Greene, Jr..........................        30,833,333(3)             87.3%
Ronald G. Bruno..............................            73,924(4)               *
Nils P. Brous................................                -0-                 *
David B. Clark...............................            33,333(2)               *
James J. Hagan...............................            31,666(2)               *
Walter M. Grant..............................            30,625(2)               *
Laura Hayden.................................            20,312(2)               *
John Butler..................................            20,833(5)               *
All Executive Officers and Directors
as a group (12 persons)......................        31,177,359(6)             88.0%

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


Dated:  June 10, 1997