Form 10-Q
period 1997-05-03
BRUNOS INC
filed 1997-06-13
CIK 14920

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------
                                    FORM 10-Q
                             ----------------------

(Mark One)
  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Quarterly Period Ended May 3, 1997

  [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Transition Period from             to
                                           ------------   -----------

                          Commission File Number 0-6544

                         ------------------------------

                                  BRUNO'S, INC.
             (Exact name of registrant as specified in its charter)



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

                                 Yes (X) No ( )


           OUTSTANDING COMMON STOCK AS OF June 10, 1997 is 25,337,982

                                                     Commission File No. 0-6544


                                  BRUNO'S, INC.

                                      Index

                                                                            Page No.
                                                                            --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

     Condensed Consolidated Balance Sheets at
        May 3, 1997 and February 1,1997                                       2

     Condensed Consolidated Statements of Operations for the
       Thirteen (13) Week Periods Ended May 3, 1997 and
       April 27, 1996                                                         3

     Condensed Consolidated Statements of Cash Flows for the
       Thirteen (13) Week Periods Ended May 3, 1997 and
       April 27, 1996                                                         4

     Notes to Condensed Consolidated Financial Statements                    5-7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          8-11

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    12

Item 2.  Change in Securities                                                 12

Item 3.  Defaults Upon Senior Securities                                      12

Item 4.  Submission of Matters to a Vote of Security Holders                  12

Item 5.  Other Information                                                    12

Item 6.  Exhibits and Reports on Form 8-K                                     12

Signature Page                                                                13

Index of Exhibits                                                             14

                                                          Commission File No. 0-6544
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


BRUNO'S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MAY 3, 1997 AND FEBRUARY 1,1997
(In Thousands Except Share and Per Share Amounts)
-------------------------------------------------------------------------------------

                                                           May 3,         February 1,
                                                            1997              1997
                                                         (unaudited)
                                                         ----------------------------
 ASSETS:
  Current assets:
    Cash and cash equivalents                             $   3,456         $   4,908
    Receivables                                              20,886            20,480
    Inventories, net of LIFO reserve of $9,300
     and $8,940, respectively                               184,449           181,786
    Prepaid expenses                                          9,551            10,468
    Refundable income taxes                                   1,381             1,373
    Deferred income taxes                                    17,669            14,534
                                                          ---------         ---------
     Total current assets                                   237,392           233,549
                                                          ---------         ---------

  Property and equipment, net of accumulated                462,450           466,997
   depreciation of $326,384 and $313,369 at               ---------         ---------
   May 3,1997 and February 1,1997,respectively


  Goodwill, net                                              50,097            50,824
  Intangibles and other assets, net                          37,826            40,061
                                                          ---------         ---------
     Total non-current assets                                87,923            90,885
                                                          ---------         ---------


     Total                                                $ 787,765         $ 791,431
                                                          =========         =========

LIABILITIES AND DEFICIENCY IN NET ASSETS:
  Current liabilities:
    Current maturities of long-term debt and              $   2,449         $   2,491
     capitalized lease obligations
    Accounts payable                                        171,587           149,614
    Accrued payroll and related expenses                     14,032            20,360
    Accrued interest                                         16,757            22,630
    Other accrued expenses                                   37,192            39,270
                                                          ---------         ---------
     Total current liabilities                              242,017           234,365
                                                          ---------         ---------

  Noncurrent liabilities:
    Long-term debt                                          817,185           813,722
    Capitalized lease obligations                            12,225            12,415
    Deferred income taxes                                     6,742             6,742
    Other noncurrent liabilities                             44,914            54,336
                                                          ---------         ---------
     Total noncurrent liabilities                           881,066           887,215
                                                          ---------         ---------

  Deficiency in net assets:
    Common Stock, $.01 par value, 60,000,000                    253               253
     shares authorized; 25,337,982 and 25,333,607
     issued and outstanding, respectively
    Paid-in capital                                        (587,580)         (587,624)
    Retained earnings                                       254,199           259,314
    Shareholder's notes receivable                           (2,190)           (2,092)
                                                          ---------         ---------
     Total deficiency in net assets                        (335,318)         (330,149)
                                                          ---------         ---------

     Total                                                $ 787,765         $ 791,431
                                                          =========         =========

   See notes to condensed consolidated financial statements.

                                                     Commission File No. 0-6544
BRUNO'S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRTEEN WEEK PERIODS ENDED MAY 3, 1997 AND
APRIL 27, 1996
(In Thousands Except Share and Per Share Amounts)
--------------------------------------------------------------------------------

                                                           May 3,       April 27,
                                                            1997           1996
                                                         (13 Weeks)     (13 Weeks)
                                                        (unaudited)    (unaudited)
                                                        -----------   ------------
NET SALES                                               $   685,260     $ 732,721
                                                        -----------   -----------

COST AND EXPENSES:
 Cost of products sold                                      529,362       554,124
 Store operating, selling and administrative expenses       128,771       136,993
 Depreciation and amortization                               14,257        13,706
 Interest expense, net                                       21,120        21,140
                                                        -----------   -----------
       Total cost and expenses                              693,510       725,963
                                                        -----------   -----------

       Income (loss) before provision for income taxes       (8,250)        6,758

INCOME TAXES (BENEFIT)                                       (3,135)        2,568
                                                        -----------   -----------


       Net income (loss)                                $    (5,115)  $     4,190
                                                        ===========   ===========


NET INCOME (LOSS) PER COMMON SHARE                      $     (0.20)  $      0.17
                                                        ===========   ===========

CASH DIVIDENDS PER COMMON SHARE                         $        --   $        --
                                                        ===========   ===========

WEIGHTED AVERAGE NUMBER OF COMMON                        25,321,219    25,110,952
                                                        ===========   ===========
 SHARES OUTSTANDING

See notes to condensed consolidated financial statements.

BRUNO'S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTEEN WEEK PERIODS ENDED MAY 3, 1997 AND
APRIL 27, 1996
(Amounts In Thousands)
--------------------------------------------------------------------------------

                                                           May 3,            April 27,
                                                            1997               1996
                                                         (13 Weeks)         (13 Weeks)
                                                         (unaudited)       (unaudited)
                                                        -------------     --------------
OPERATING ACTIVITIES:
 Net income (loss)                                        $  (5,115)        $   4,190
 Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
   Depreciation and amortization                             14,257            13,706
   LIFO provision                                               360               750
   Change in assets and liabilities                          (5,249)            3,571
                                                          ---------         ---------
      Total adjustments                                       9,368            18,027
                                                          ---------         ---------

      Net cash provided by operating activities               4,253            22,217
                                                          ---------         ---------

INVESTING ACTIVITIES:
 Proceeds from sale of property                               8,259                --
 Capital expenditures                                       (17,239)          (15,292)
                                                          ---------         ---------

      Net cash used in investing activities                  (8,980)          (15,292)
                                                          ---------         ---------

FINANCING ACTIVITIES:
 Reductions of long-term debt and capitalized lease
   obligations                                                 (269)             (482)
 Net borrowings under long-term credit facilities             3,500                --
 Sale of common stock, net                                       44             1,687
                                                          ---------         ---------

      Net cash provided by financing activities               3,275             1,205
                                                          ---------         ---------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS         (1,452)            8,130

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                4,908            57,387
                                                          ---------         ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $   3,456         $  65,517
                                                          =========         =========


See notes to condensed consolidated financial statements.

                                                     Commission File No. 0-6544

BRUNO'S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THIRTEEN WEEK PERIODS ENDED MAY 3, 1997, AND APRIL 27, 1996 (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Bruno's, Inc. and its wholly owned subsidiaries. Significant inter-company balances and transactions have been eliminated in consolidation. Operating results for the thirteen weeks ended May 3, 1997, are not necessarily indicative of the results that may be expected for the entire fiscal year. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the consolidated financial position and results of operations of the Company for the interim periods.


2.   NET INCOME (LOSS) PER SHARE

Net income (loss) per share was computed based on the weighted average number of common shares outstanding during the respective periods. Stock options and warrants outstanding are common stock equivalents but were excluded from net income (loss) per common share computations because their effect either was not material or would be antidilutive to the calculation of net income (loss) per share.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 128, Earnings per Share, which supersedes APB Opinion No. 15, Earnings per Share, for periods ending after December 15, 1997 including interim periods. Because of the antidilutive effect of common stock equivalents, "basic" and "diluted" earnings per share under FAS No. 128 would be identical to net income (loss) per share presented in the financial statements.

3.   CONTINGENCIES

The Company is a party to various legal and taxing authority proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

4.   SHORT-TERM BORROWINGS AND LONG-TERM DEBT

On August 18, 1995, the Company entered into a Credit Agreement with several lending institutions (the "Credit Agreement"). The Credit Agreement provided for a revolving credit facility and a term loan facility. As of May 3, 1997, the Company had $48 million outstanding under its revolving credit facility and $369 million outstanding under its term loan facility.

The Company's long-term debt as of May 3, 1997 is summarized as follows:

                                        (000's omitted)
                                        ---------------

          Term Loan                         $369,000
          Senior Subordinated Notes          400,000
          Revolving Credit Facility           48,000
          Other Borrowings                       414
                                            --------
                                             817,414
          Less current maturities                229
                                            --------
                                            $817,185
                                            ========

On June 2, 1997, the Company and its lending institutions entered into an agreement amending and restating the Credit Agreement (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement provides for a revolving credit facility of $225 million (the "Revolving Credit Facility") and a term loan facility of $350 million (the "Term Loan Facility"). The Amended and Restated Credit Agreement increases the Company's borrowing limits, revises certain financial covenants and reduces the Company's interest rates.

The Revolving Credit Facility and Tranche A of the Term Loan Facility bear interest at either the prime rate plus 0.00% to 1.25%, or the eurodollar rate plus 1.00% to 2.25%. Tranche B of the Term Loan Facility bears interest at either the prime rate plus 0.50% to 1.75%, or the eurodollar rate plus 1.50% to 2.75%. The Company elects the applicable rate at the beginning of an interest rate period (as defined in the Amended and Restated Credit Agreement). The interest rates may vary based on the Company's financial performance as defined in the Amended and Restated Credit Agreement. Scheduled debt reductions occur on various dates beginning in June 1998 and continuing through April 2005.

The Company incurs commitment fees of 0.5% on the unused portion of the credit available under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement contains certain restrictive covenants which, among other things, require the Company to maintain (i) a consolidated total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio of 6.95 to 1.00 or less (such ratio decreases over the term of the Amended and Restated Credit Agreement), (ii) a consolidated EBITDA to consolidated interest expense ratio of 1.50 to 1.00 or greater (such ratio increases over the term of the Amended and Restated Credit Agreement), and (iii) a consolidated fixed charge coverage ratio of 1.15 to 1.00 or greater (such ratio increases over the term of the Amended and Restated Credit Agreement). In calculating compliance with these covenants, EBITDA is adjusted by the amount of certain noncash and nonrecurring gains and charges. The covenants in the Amended and Restated Credit Agreement also limit capital expenditures, dividends and certain other debt payments of the Company. At May 3,1997, the Company was in compliance with all such covenants.

Future principal payments for the Company's long-term debt are as follows:


                        Fiscal Years:
                        -------------

                             1997                    $    229
                             1998                       2,065
                             1999                      18,065
                             2000                      22,055
                             2001                      26,000
                          thereafter                  749,000
                                                     --------
                                                     $817,414
                                                     ========

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

A table showing the percentage of net sales represented by certain items in the Company's condensed consolidated statements of operations is as follows:

                                                            MAY 3,           APRIL 27,
                                                             1997               1996
                                                          (13 WEEKS)         (13 WEEKS)
                                                         ------------      ------------

Net sales                                                    100.00 %          100.00%
Cost of products sold                                         77.25 %           75.63%

Store operating, selling, and administrative expenses         18.79 %           18.70%
                                                          ---------         ---------
EBITDA                                                         3.96 %            5.67%

Depreciation and amortization                                  2.08 %            1.86%
Interest expense, net                                          3.08 %            2.89%
                                                          ---------         ---------

Income (loss) before provision for income taxes               (1.20)%            0.92%
Income taxes (benefit)                                        (0.46)%            0.35%
                                                          ---------         ---------

Net income (loss)                                             (0.74)%            0.57%
                                                          =========         =========


A summary of the changes in certain items included in the condensed statements of operations for the thirteen week period ended May 3, 1997 as compared to the thirteen week period ended April 27, 1996 is as follows:

                                                              INCREASE (DECREASE)

                                                     DOLLARS IN THOUSANDS   PERCENTAGE
                                                       EXCEPT PER SHARE       CHANGE
                                                           AMOUNTS
                                                       ----------------    ------------

Net sales                                                   (47,461)           (6.48)%
Cost of products sold                                       (24,762)           (4.47)%
Store operating, selling, and administrative expenses        (8,222)           (6.00)%
                                                          ---------
EBITDA                                                      (14,477)          (34.80)%

Depreciation and amortization                                   551             4.02)%
Interest expense, net                                           (20)           (0.09)%
                                                          ---------

Income (loss) before provision for income taxes             (15,008)             N/A
Income taxes (benefit)                                       (5,703)             N/A
                                                          ---------

Net income (loss)                                            (9,305)             N/A
                                                          =========

NET INCOME (LOSS) PER COMMON SHARE                            (0.37)             N/A
                                                          =========

The following table contains a pro forma income statement for the thirteen week period ended April 27, 1996 reflecting the acquisition of Seessel Holdings, Inc. and the sale or closing of 47 stores during the fiscal year ended February 1, 1997 as if such events had occurred at the beginning of such period.

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEK PERIOD ENDED APRIL 27, 1996
(Amounts In Thousands)

                                                             Thirteen (13) Week Period
                                                          Ended April 27,1996 (unaudited)
                                                       -------------------------------------
                                                                                   Total
                                                          Bruno's                 Company
                                                       (Pro Forma)   Seessel's * (Pro Forma)
                                                       -----------   ----------- -----------

Net sales                                                $662,193    $ 44,667    $706,860
Cost of products sold                                     500,378      31,369     531,747

Store operating, selling, and administrative expenses     119,460      10,973     130,433
                                                         --------    --------    --------
EBITDA                                                     42,355       2,325      44,680

Depreciation and amortization                              11,864       1,588      13,452
                                                         --------    --------    --------

Operating Income (loss)                                  $ 30,491    $    737    $ 31,228
                                                         ========    ========    ========


                                                             Thirteen (13) Week Period
                                                          Ended April 27,1996 (unaudited)
                                                       -------------------------------------
                                                                                   Total
                                                          Bruno's                 Company
                                                       (Pro Forma)   Seessel's * (Pro Forma)
                                                       -----------   ----------- -----------

Net sales                                                  100.00%     100.00%     100.00%
Cost of products sold                                       75.56%      70.23%      75.23%

Store operating, selling, and administrative expenses       18.04%      24.57%      18.45%
                                                         --------    --------    --------
EBITDA                                                       6.40%       5.21%       6.32%

Depreciation and amortization                                1.79%       3.56%       1.90%
                                                         --------    --------    --------

Operating Income (loss)                                      4.60%       1.65%       4.42%
                                                         ========    ========    ========




* The results of Seessel's represent, in all material respects, its internally reported results for the thirteen week period ended April 27, 1996 except for depreciation and amortization which has been adjusted to reflect the post acquisition annualized expense.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


GENERAL

As of May 3, 1997, the Company operated a chain of 219 supermarkets and combination food and drug stores. The Company also operated nine retail liquor stores. As of April 27, 1996, the Company operated 255 supermarkets and combination food and drug stores as well as nine retail liquor stores.


ACQUISITONS AND DIVESTITURES

The Company, in December 1996, acquired all of the outstanding stock of Seessel Holdings, Inc. (Seessel's), which owns and operates eight supermarkets in Memphis, Tennessee and two supermarkets in Northern Mississippi, for $50.4 million in cash including direct acquisition costs. This acquisition was accounted for using the purchase method.

During the fiscal year ended February 1, 1997, management evaluated the Company's market strategy, geographic positioning and store level return on assets. As a result of this evaluation, the Company during the fourth quarter of such fiscal year developed and completed a divestiture program (the "Divestiture Program") under which the Company closed its distribution center located in Vidalia, Georgia and sold or closed 47 stores. The 47 stores included 33 Piggly Wiggly stores in Georgia, nine FoodMax stores in Georgia and South Carolina, two Food World stores in Florida, one Food World store in Mississippi, one Food World store in Alabama, and one Food Fair store in Alabama.


RESULTS OF OPERATIONS

NET SALES

Net sales decreased $47.5 million in the quarter ended May 3, 1997 as compared to the quarter ended April 27, 1996. The decrease was due primarily to the reduction in store count associated with the Divestiture Program. Comparable store sales decreased 2.6% from the prior year due to increased competitive activity in the Company's trade areas.

GROSS PROFIT

Gross profit (net sales less cost of products sold) as a percentage of net sales for the first quarter was 22.7% compared to 24.4% in the prior year. The decrease in gross profit was primarily the result of increased promotional activity incurred in conjunction with the implementation of the Company's frequent shopper program. This program, which was initiated during the third quarter of the prior year, grants special discounts to customers with frequent shopper cards in an effort to increase customer loyalty and increase the amount of the Company's average transaction. As of May 3, 1997, there were 88 stores offering the frequent shopper program. The Company plans to add more stores to the program during the remainder of the fiscal year.

STORE OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

Store operating, selling, and administrative expenses as a percent of net sales was 18.8% for the period ended May 3, 1997 compared to 18.7% for the comparable period of the prior year.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA)

EBITDA decreased by $14.5 million in the quarter ended May 3, 1997 compared to the quarter ended April 27, 1996. The decrease resulted from the decrease in comparable store sales and gross profit as discussed above.

INCOME TAXES

The Company's effective income tax rate remained at 38% during both the period ended May 3, 1997 and the comparable period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has funded working capital requirements, capital expenditures, and other cash requirements primarily through cash flow from operations and borrowings under its revolving credit facility. The Company believes that operating cash flows combined with borrowings under its credit facility will be sufficient to fund store expansion and working capital needs. At May 3, 1997, the Company had available $75.0 million under its revolving credit facility. See "Short-Term Borrowings and Long-Term Debt" in Notes to Consolidated Financial Statements.

Operating activities generated $4.3 million and $22.2 million, respectively, in the periods ended May 3, 1997, and April 27, 1996. The item most significantly influencing this change was the reduction in EBITDA which is discussed above.

Cash flows used in investing activities were $9.0 million in the period ended May 3, 1997 compared to $15.3 million in the comparable period of the prior year. Capital expenditures were $17.2 million for the current year's quarter compared to $15.3 million in the prior year's quarter. The Company's capital expenditures are primarily related to the opening of new stores and investments in systems technology. The Company believes that capital expenditures for the remainder of the current fiscal year will be financed through cash flows from operations, existing cash balances and, if necessary, borrowings under its revolving credit facility. Cash flows from investing activities for the period ended May 3, 1997 include $8.3 million in proceeds related to the sale of certain properties.

Cash flows from financing activities were $3.3 million for the period ended May 3, 1997 compared to $1.2 million for the comparable period of the prior year. Current year financing activities include $3.5 million in net borrowings under the Company's revolving credit facility. Prior year investing activities primarily consisted of $1.7 million of management equity contributions.

On June 2, 1997, the Company entered into the Amended and Restated Credit Agreement, which contains provisions increasing the Company's borrowing limits, revising certain financial covenants and reducing the Company's interest rates. See "Short-Term Borrowings and Long-Term Debt" in Notes to Consolidated Financial Statements.

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

None

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

        Exhibit
        Number                    Description
        ------                    -----------

         4.6 Credit Agreement, dated as of August 18, 1995, as amended and restated as of June 2, 1997, among the Company, the several lenders from time to time parties thereto, and The Chase
                  Manhattan Bank, as Administrative Agent.

         27       Financial Data Schedule (for SEC use only)

(b)   Forms on 8-K

None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          BRUNO'S, INC.



                                               /s/ James J. Hagan
                                          -----------------------
                                          James J. Hagan,
                                          Executive Vice President and
                                          Chief Financial Officer



Dated:  June 13, 1997

                                 BRUNO'S, INC.

                                FORM 10-Q REPORT
                         (For Quarter ended May 3, 1997)

                                INDEX OF EXHIBITS

    Exhibit Number                      Description
    --------------                      -----------


         4.6 Credit Agreement, dated as of August 18, 1995, as amended and restated as of June 2, 1997, among the Company, the several lenders from time to time parties thereto, and The Chase
                  Manhattan Bank, as Administrative Agent.

         27       Financial Data Schedule (for SEC use only)