Form 10-Q
period 1997-08-02
BRUNOS INC
filed 1997-09-12
CIK 14920

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

(MARK ONE)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 1997

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM ___________TO __________

                          COMMISSION FILE NUMBER 0-6544

                             ---------------------

                                  BRUNO'S, INC.
             (Exact name of registrant as specified in its charter)

                             ---------------------



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

                                 Yes (X) No ( )


         OUTSTANDING COMMON STOCK AS OF SEPTEMBER 8, 1997 is 25,307,982

                                  BRUNO'S, INC.

                                      Index

                                                                          PAGE NO.
                                                                          --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

     Condensed Consolidated Balance Sheets at
        August 2, 1997 and February 1,1997                                     2

     Condensed Consolidated Statements of Operations for the
      Thirteen (13) and Twenty-Six (26) Week Periods Ended
      August 2, 1997 and July 27, 1996                                         3

     Condensed Consolidated Statements of Cash Flows for the
      Twenty-Six (26) Week Periods Ended
      August 2, 1997 and July 27, 1996                                         4

     Notes to Condensed Consolidated Financial Statements                    5-7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          8-15

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    16

Item 2.  Change in Securities                                                 16

Item 3.  Defaults Upon Senior Securities                                      16

Item 4.  Submission of Matters to a Vote of Security Holders                  16

Item 5.  Other Information                                                    17

Item 6.  Exhibits and Reports on Form 8-K                                     17

SIGNATURE PAGE                                                                18

INDEX OF EXHIBITS                                                             19

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


BRUNO'S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF AUGUST 2, 1997 AND FEBRUARY 1,1997
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                             AUGUST 2,   FEBRUARY 1,
                                                                                1997         1997
                                                                            (unaudited)
                                                                            -----------  -----------
ASSETS:
   Current assets:
    Cash and cash equivalents                                                $   3,220    $   4,908
    Receivables                                                                 21,770       20,480
    Inventories, net of LIFO reserve of $9,660
      and $8,940, respectively                                                 169,975      181,786
    Prepaid expenses                                                             9,808       10,468
    Refundable income taxes                                                        525        1,373
    Deferred income taxes, net of valuation allowance of $18,915
      and $8,345, respectively                                                  21,288       14,534
                                                                             ---------    ---------
      Total current assets                                                     226,586      233,549

   Property and equipment, net of accumulated depreciation of $334,845
     and $313,369 at August 2,1997 and February 1,1997,respectively            460,242      466,997
                                                                             ---------    ---------

   Goodwill, net                                                                49,504       50,824
   Intangibles and other assets, net                                            37,928       40,061
                                                                             ---------    ---------
      Total non-current assets                                                  87,432       90,885
                                                                             ---------    ---------


      Total                                                                  $ 774,260    $ 791,431
                                                                             =========    =========

LIABILITIES AND DEFICIENCY IN NET ASSETS:
   Current liabilities:
    Current maturities of long-term debt and capitalized lease obligations   $   3,814    $   2,491
    Accounts payable                                                           173,876      149,614
    Accrued payroll and related expenses                                        14,346       20,360
    Accrued interest                                                             6,205       22,630
    Other accrued expenses                                                      36,603       39,270
                                                                             ---------    ---------
      Total current liabilities                                                234,844      234,365
                                                                             ---------    ---------

   Noncurrent liabilities:
    Long-term debt                                                             830,696      813,722
    Capitalized lease obligations                                               10,341       12,415
    Deferred income taxes                                                       13,496        6,742
    Other noncurrent liabilities                                                42,976       54,336
                                                                             ---------    ---------
      Total noncurrent liabilities                                             897,509      887,215
                                                                             ---------    ---------

   Deficiency in net assets:
    Common Stock, $.01 par value, 60,000,000                                       253          253
      shares authorized; 25,307,982 and 25,333,607
      issued and outstanding, respectively
    Paid-in capital                                                           (587,942)    (587,624)
    Retained earnings                                                          231,499      259,314
    Shareholder's notes receivable                                              (1,903)      (2,092)
                                                                             ---------    ---------
      Total deficiency in net assets                                          (358,093)    (330,149)
                                                                             ---------    ---------

      Total                                                                  $ 774,260    $ 791,431
                                                                             =========    =========

See notes to condensed consolidated financial statements.

BRUNO'S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE TWENTY-SIX AND THIRTEEN WEEK PERIODS ENDED AUGUST 2, 1997
AND JULY 27, 1996
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                  AUGUST 2,       JULY 27,        AUGUST 2,       JULY 27,
                                                                    1997            1996            1997            1996
                                                                 (26 WEEKS)      (26 WEEKS)      (13 WEEKS)      (13 WEEKS)
                                                                 (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
                                                                ------------    ------------    ------------    ------------
NET SALES                                                       $  1,330,652    $  1,452,497    $    645,392    $    719,775
                                                                ------------    ------------    ------------    ------------

COST AND EXPENSES:
    Cost of products sold                                          1,028,702       1,100,842         499,341         546,718
    Store operating, selling and administrative expenses             256,902         272,029         128,131         135,035
    Depreciation and amortization                                     30,161          28,108          15,904          14,402
    Interest expense, net                                             42,702          42,513          21,583          21,373
                                                                ------------    ------------    ------------    ------------
          Total cost and expenses                                  1,358,467       1,443,492         664,959         717,528
                                                                ------------    ------------    ------------    ------------

          Income (loss) before provision for income taxes and        (27,815)          9,005         (19,567)          2,247
          extraordinary item

INCOME TAXES (BENEFIT)                                                    --           3,422           3,135             854
                                                                ------------    ------------    ------------    ------------

          Income (loss) before extraordinary item                    (27,815)          5,583         (22,702)          1,393

EXTRAORDINARY ITEM, NET                                                   --             662              --             662
                                                                ------------    ------------    ------------    ------------

          Net income (loss)                                     $    (27,815)   $      4,921    $    (22,702)   $        731
                                                                ============    ============    ============    ============


NET INCOME (LOSS) PER COMMON SHARE:
          Income before extraordinary item                      $      (1.10)   $       0.22    $      (0.90)   $       0.06
          Extraordinary item,net                                          --           (0.03)             --           (0.03)
                                                                ------------    ------------    ------------    ------------
          Net income (loss)                                     $      (1.10)   $       0.19    $      (0.90)   $       0.03
                                                                ============    ============    ============    ============


CASH DIVIDENDS PER COMMON SHARE                                 $         --    $         --    $         --    $         --
                                                                ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                            25,328,392      25,129,296      25,335,564      25,147,639
                                                                ============    ============    ============    ============

See notes to condensed consolidated financial statements.

BRUNO'S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWENTY-SIX WEEK PERIODS ENDED AUGUST 2, 1997 AND
JULY 27, 1996
(AMOUNTS IN THOUSANDS)


                                                                     AUGUST 2,   JULY 27,
                                                                       1997        1996
                                                                    (26 WEEKS)  (26 WEEKS)
                                                                    (UNAUDITED) (UNAUDITED)
                                                                    ----------- -----------
OPERATING ACTIVITIES:
    Net income (loss)                                                $(27,815)   $  4,921
    Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                                    32,215      28,108
      LIFO provision                                                      720       1,500
      Change in assets and liabilities                                 (2,906)     20,906
                                                                     --------    --------
         Total adjustments                                             30,029      50,514
                                                                     --------    --------

         Net cash provided by operating activities                      2,214      55,435
                                                                     --------    --------

INVESTING ACTIVITIES:
    Proceeds from sale of property                                     21,421       1,400
    Capital expenditures                                              (41,735)    (28,348)
                                                                     --------    --------

         Net cash used in investing activities                        (20,314)    (26,948)
                                                                     --------    --------

FINANCING ACTIVITIES:
    Reductions of long-term debt and capitalized lease obligations     (1,777)    (25,966)
    Net borrowings under long-term credit facilities                   18,000          --
    Sale of common stock, net                                             189       1,687
                                                                     --------    --------

         Net cash provided by (used in) financing activities           16,412     (24,279)
                                                                     --------    --------

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                   (1,688)      4,208

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          4,908      57,387
                                                                     --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  3,220    $ 61,595
                                                                     ========    ========


See notes to condensed consolidated financial statements.

BRUNO'S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED AUGUST 2, 1997, AND JULY 27, 1996
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Bruno's, Inc. and its wholly owned subsidiaries. Significant inter-company balances and transactions have been eliminated in consolidation. Operating results for the twenty-six weeks ended August 2, 1997, are not necessarily indicative of the results that may be expected for the entire fiscal year. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997.

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


3. CONTINGENCIES

On June 6, 1997, a lawsuit was filed against the Company in the Circuit Court for Jefferson County, Alabama by SNA, Inc. ("SNA") and A.B. Real Estate, Inc. ("A.B. Real Estate"). The lawsuit is styled A.B. Real Estate, Inc. et. al. v. Bruno's, Inc., et al., Civil Action No. CV-97-3538. The complaint alleges that SNA and A. B. Real Estate are engaged in the business of developing and managing commercial real estate, that the Company had a contractual obligation to offer for sale and to sell grocery store sites to SNA and A.B. Real Estate and to lease such sites back from such entities, and that the Company's failure to perform its obligations constitutes fraud within the meaning of Alabama law. The complaint seeks to recover compensatory and punitive damages from the Company in an unspecified amount. The Company believes that it has meritorious defenses to the allegations contained in the complaint and intends to defend this lawsuit vigorously.

The Company is also a party to various legal and taxing authority proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.


4. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The Company and several lending institutions are parties to a Credit Agreement dated as of August 18, 1995, as amended and restated as of June 2, 1997 (the "Credit Agreement"). The Credit Agreement provides for a revolving credit facility of $225 million (the "Revolving Credit Facility") and a term loan facility of $350 million (the "Term Loan Facility"). On September 5, 1997, the Company and requisite lending institutions under the Credit Agreement entered into an Amendment, Waiver and Agreement relating to the Credit Agreement (the "Amendment and Waiver"). In addition to amending certain financial covenants contained in the Credit Agreement, the Amendment and Waiver reduces the amount that the Company may borrow under the Revolving Credit Facility to $200 million. As of August 2, 1997, the Company had $81.5 million outstanding under the Revolving Credit Facility and $350 million outstanding under the Term Loan Facility.

The Company's long-term debt as of August 2, 1997 is summarized as follows:

                                                          (000's omitted)
                                                          ---------------
                  Term Loan                                  $350,000
                  Senior Subordinated Notes                   400,000
                  Revolving Credit Facility                    81,500
                  Other Borrowings                                379
                                                             --------
                                                              831,879
                  Less current maturities                       1,183
                                                             --------
                                                             $830,696
                                                             ========

The Revolving Credit Facility and Tranche A of the Term Loan Facility currently bear interest at either the prime rate plus 1.25%, or the eurodollar rate plus 2.25%. Tranche B of the Term Loan Facility bears interest at either the prime rate plus 1.75%, or the eurodollar rate plus 2.75%. The Company elects whether interest on its loans will be based on the prime rate or the eurodollar rate at the beginning of each interest rate period (as defined in the Credit Agreement) applicable to such loans. The interest rates may vary based on the Company's financial performance as defined in the Credit Agreement. Scheduled amortization of the loans made under the Term Loan Facility commences in June 1998 and continues through April 2005.

The Company incurs commitment fees of 0.5% on the unused portion of the credit available under the Credit Agreement.

Prior to the Amendment and Waiver, the Credit Agreement contained certain restrictive covenants which, among other things, required the Company to maintain (i) a ratio of consolidated total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") of 6.95 to 1.00 or less (with such ratio decreasing over the term of the Credit Agreement), (ii) a ratio of consolidated EBITDA to consolidated interest expense of 1.50 to 1.00 or greater (with such ratio increasing over the term of the Credit Agreement), and (iii) a consolidated fixed charge coverage ratio of 1.15 to 1.00 or greater (with such ratio increasing over the term of the Credit Agreement). In calculating compliance with these covenants, EBITDA is adjusted by the amount of certain non-cash and non-recurring gains and charges. The covenants in the Credit Agreement also limit, among other things, capital expenditures, dividends and certain other debt payments by the Company.

The Amendment and Waiver amended the Credit Agreement by (i) deleting the consolidated total debt to EBITDA ratio applicable to the periods ending August 2, 1997 and November 1, 1997, (ii) changing the consolidated EBITDA to consolidated interest expense ratio to 1:25 to 1:00 for the period ending August 2, 1997 and to 1:10 to 1:00 for the period ending November 1, 1997, and (iii) changing the consolidated fixed charge coverage ratio to 1:00 to 1:00 for the periods ending August 2, 1997 and November 1, 1997. In addition, the requisite lending institutions under the Amendment and Waiver agreed to waive any defaults and events of default that have occurred under the Credit Agreement with respect to the Company's failure to comply with the foregoing financial covenants (before giving effect to the Amendment and Waiver) for the period ending on August 2, 1997. The Company and its lending institutions have agreed to negotiate in good faith to enter into a further amendment to the Credit Agreement on or before November 30, 1997 in order to address the Company's long-term financial arrangements.

Future scheduled principal payments for the Company's long-term debt are as follows:


             Fiscal Year                       Amount
             -----------                       ------
                 1997                         $    184
                 1998                         $  2,065
                 1999                         $ 18,065
                 2000                         $ 22,065
                 2001                         $ 26,000
             Thereafter                       $763,500


5. DEFERRED TAX ASSET AND VALUATION RESERVE

During the second quarter, the Company evaluated its deferred tax asset to determine the need for any valuation allowance which may be appropriate in light of the Company's projections for taxable income and the expiration dates of the Company's net operating loss carryforwards. Based on the results of this evaluation, the Company has recorded an additional $10.6 million valuation allowance to reflect the determination that some portion of the deferred tax asset may not be realized. The Company will continue to review this valuation allowance on a quarterly basis and make adjustments as appropriate.

In the prior year, the Company recorded a valuation allowance of $8.3 million relating to net operating loss carryforwards at Seessel's which, in the opinion of management, are not likely to be realized.

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

A table showing the percentage of net sales represented by certain items in the Company's condensed consolidated statements of operations is as follows:

                                                       AUGUST 2,   JULY 27    AUGUST 2,  JULY 27
                                                         1997       1996        1997       1996
                                                      (26 WEEKS) (26 WEEKS)  (13 WEEKS) (13 WEEKS)
                                                      ---------- ----------  ---------- ----------
Net sales                                               100.00%    100.00%     100.00%    100.00%
Cost of products sold                                    77.31%     75.79%      77.37%     75.96%

Store operating, selling, and administrative expenses    19.31%     18.73%      19.85%     18.76%
                                                      --------   --------    --------   --------
EBITDA                                                    3.39%      5.48%       2.78%      5.28%

Depreciation and amortization                             2.27%      1.94%       2.46%      2.00%
Interest expense, net                                     3.21%      2.93%       3.34%      2.97%
                                                      --------   --------    --------   --------

Income (loss) before provision for income taxes
   and extraordinary item                                (2.09)%     0.62%      (3.03)%     0.31%
Income taxes (benefit)                                    0.00%      0.24%       0.49%      0.12%
Extraordinary item, net                                   0.00%      0.05%       0.00%      0.09%
                                                      --------   --------    --------   --------

Net income (loss)                                        (2.09)%     0.34%      (3.52)%     0.10%
                                                      ========   ========    ========   ========

A summary of the changes in certain items included in the condensed statements of operations for the twenty-six and thirteen week periods ended August 2, 1997 as compared to the twenty-six and thirteen week periods ended July 27, 1996 is as follows (dollars in thousands except per share amounts):


                                                            Twenty Six Weeks                 Thirteen Weeks
                                                          Ended August 2, 1997            Ended August 2, 1997
                                                         Amounts        % Change         Amounts        % Change
                                                        --------        --------         -------        --------
Net sales                                               (121,845)        (8.39)%         (74,383)       (10.33)%
Cost of products sold                                    (72,140)        (6.55)%         (47,377)        (8.67)%
Store operating, selling, and administrative expenses    (15,127)        (5.56)%          (6,904)        (5.11)%
                                                        --------        ------           -------        ------
EBITDA                                                   (34,578)        (43.43)%        (20,102)        (52.87)%

Depreciation and amortization                              2,053          7.30%            1,502         10.43%
Interest expense, net                                        189          0.44%              210          0.98%
                                                        --------        ------           -------        ------

Income (loss) before provision for income taxes
   and extraordinary item                                (36,820)          N/A           (21,814)          N/A
Income taxes (benefit)                                    (3,422)          N/A             2,281           N/A
Extraordinary item, net                                     (662)          N/A              (662)          N/A
                                                        --------        --------         -------        --------

Net income (loss)                                        (32,736)          N/A           (23,433)          N/A
                                                        --------        --------         -------        --------

The following table contains a pro forma income statement for the twenty-six week period ended July 27, 1996 reflecting the acquisition of Seessel Holdings, Inc. and the sale or closing of 47 stores during the fiscal year ended February 1, 1997 as if such events had occurred at the beginning of such period.

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE TWENTY-SIX WEEK PERIOD ENDED JULY 27, 1996
(AMOUNTS IN THOUSANDS)

                                                             TWENTY-SIX (26) WEEK PERIOD
                                                            ENDED JULY 27,1996 (UNAUDITED)
                                                        -------------------------------------
                                                                                    TOTAL
                                                          BRUNO'S                  COMPANY
                                                        (PRO FORMA)  SEESSEL'S*   (PRO FORMA)
                                                        -----------  ----------   -----------
Net sales                                               $1,312,776   $   89,864   $1,402,640
Cost of products sold                                      994,948       63,276    1,058,224

Store operating, selling, and administrative expenses      237,513       21,914      259,427
                                                        ----------   ----------   ----------
EBITDA                                                      80,315        4,674       84,989

Depreciation and amortization                               24,350        3,036       27,386
                                                        ----------   ----------   ----------

Operating income                                        $   55,965   $    1,638   $   57,603
                                                        ==========   ==========   ==========



                                                            TWENTY-SIX (26) WEEK PERIOD
                                                           ENDED JULY 27,1996 (UNAUDITED)
                                                      ---------------------------------------
                                                                                     TOTAL
                                                        BRUNO'S                     COMPANY
                                                      (PRO FORMA)   SEESSEL'S*    (PRO FORMA)
                                                      -----------   ----------    -----------
Net sales                                               100.00%       100.00%       100.00%
Cost of products sold                                    75.79%        70.41%        75.45%

Store operating, selling, and administrative expenses    18.09%        24.39%        18.50%
                                                        ------        ------        ------
EBITDA                                                    6.12%         5.20%         6.06%

Depreciation and amortization                             1.85%         3.38%         1.95%
                                                        ------        ------        ------

Operating income                                          4.26%         1.82%         4.11%
                                                        ======        ======        ======




* The results of Seessel's represent, in all material respects, the internally reported results of Seessel's for the twenty-six week period ended July 27, 1996 except for depreciation and amortization which has been adjusted to reflect the post-acquisition annualized expense.

The following table contains a pro forma income statement for the thirteen week period ended July 27, 1996 reflecting the acquisition of Seessel Holdings, Inc. and the sale or closing of 47 stores during the fiscal year ended February 1, 1997 as if such events had occurred at the beginning of such period.

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEK PERIOD ENDED JULY 27, 1996
(AMOUNTS IN THOUSANDS)

                                                                 THIRTEEN (13) WEEK PERIOD
                                                               ENDED JULY 27,1996 (UNAUDITED)
                                                       -------------------------------------------
                                                                                         TOTAL
                                                         BRUNO'S                        COMPANY
                                                       (PRO FORMA)     SEESSEL'S*      (PRO FORMA)
                                                       -----------     ----------      -----------
Net sales                                               $650,583        $ 45,197        $695,780
Cost of products sold                                    494,570          31,907         526,477

Store operating, selling, and administrative expenses    118,053          10,941         128,994
                                                        --------        --------        --------
EBITDA                                                    37,960           2,349          40,309

Depreciation and amortization                             12,486           1,448          13,934
                                                        --------        --------        --------

Operating income                                        $ 25,474        $    901        $ 26,375
                                                        ========        ========        ========



                                                              THIRTEEN (13) WEEK PERIOD
                                                            ENDED JULY 27,1996 (UNAUDITED)
                                                      -----------------------------------------
                                                                                       TOTAL
                                                        BRUNO'S                       COMPANY
                                                      (PRO FORMA)    SEESSEL'S*     (PRO FORMA)
                                                      -----------    ----------     -----------
Net sales                                               100.00%        100.00%        100.00%
Cost of products sold                                    76.02%         70.60%         75.67%

Store operating, selling, and administrative expenses    18.15%         24.21%         18.54%
                                                        ------         ------         ------
EBITDA                                                    5.83%          5.20%          5.79%

Depreciation and amortization                             1.92%          3.20%          2.00%
                                                        ------         ------         ------

Operating Income                                          3.92%          1.99%          3.79%
                                                        ======         ======         ======




* The results of Seessel's represent, in all material respects, the internally reported results of Seessel's for the thirteen week period ended July 27, 1996 except for depreciation and amortization which has been adjusted to reflect the post-acquisition annualized expense.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

GENERAL

As of August 2, 1997, the Company operated a chain of 220 supermarkets and combination food and drug stores. The Company also operated nine retail liquor stores. As of July 27, 1996, the Company operated 255 supermarkets and combination food and drug stores as well as nine retail liquor stores.


ACQUISITONS AND DIVESTITURES

The Company, in December 1996, acquired all of the outstanding stock of Seessel Holdings, Inc. (Seessel's), which owns and operates eight supermarkets in Memphis, Tennessee and two supermarkets in Northern Mississippi, for $50.4 million in cash including direct acquisition costs. This acquisition was accounted for using the purchase method.

During the fiscal year ended February 1, 1997, management evaluated the Company's market strategy, geographic positioning and store level return on assets. As a result of this evaluation, the Company during such fiscal year developed and completed a divestiture program (the "Divestiture Program") under which the Company closed its distribution center located in Vidalia, Georgia and sold or closed 47 stores. The 47 stores included 33 Piggly Wiggly stores in Georgia, nine FoodMax stores in Georgia and South Carolina, two Food World stores in Florida, one Food World store in Mississippi, one Food World store in Alabama, and one Food Fair store in Alabama.

RESULTS OF OPERATIONS

COMPARISON OF OPERATIONS FOR THE TWENTY-SIX WEEK PERIOD ENDED AUGUST 2, 1997 TO THE TWENTY-SIX WEEK PERIOD ENDED JULY 27, 1996 (UNAUDITED)


NET SALES

Net sales decreased $121.8 million in the twenty-six week period ended August 2, 1997 as compared to the twenty-six week period ended July 27, 1996. Approximately $49.7 million of this decrease was due to the reduction in the number of stores operated by the Company as a result of the Divestiture Program offset by the increase in net sales resulting from the acquisition of Seessel's. Comparable store sales decreased 5.6% from the prior year due primarily to increased competition in the Company's trade areas and the Company's decision to be less promotional than in prior periods. The Company believes that other factors contributing to the decrease in comparable store sales may be pricing strategies adopted by the Company which resulted in the loss of customers because prices on certain products became non-competitive, product shortages in the Company's stores resulting from distribution problems and efforts to control inventory, and reduced levels of customer service due to the Company's efforts to control payroll costs. The Company is in the process of adopting strategies designed to address the factors within the Company's control that have contributed to the decline in sales. There can be no assurance that such strategies will increase sales or will not otherwise have an adverse effect on the Company's business.

GROSS PROFIT

Gross profit (net sales less cost of products sold) as a percentage of net sales for the twenty-six week period ended August 2, 1997 was 22.69% compared to 24.21% for the comparable period of the prior year. The decrease in gross profit percentage was primarily the result of the Company's frequent shopper program. This program, which was initiated during the third quarter of the prior year, grants special discounts to customers with frequent shopper cards in an effort to increase customer loyalty and increase the amount of the Company's average transaction. As of August 2, 1997, there were 88 stores offering the frequent shopper program.

STORE OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

Store operating, selling and administrative expenses as a percentage of net sales increased to 19.31% for the twenty-six week period ended August 2, 1997 compared to 18.73% for the comparable period of the prior year. The increase is largely associated with the impact of fixed costs on lower total sales.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA)

EBITDA decreased by $34.6 million for the year-to-date period compared to the comparable period of the prior year. The decrease resulted from the factors discussed above.

INCOME TAXES

During the twenty-six week period ended August 2, 1997, the Company conducted an evaluation of the realizability of its net deferred tax asset. Based on the results of this evaluation, the Company recorded an additional valuation allowance of $10.6 million (included in income tax expense) to reflect the determination that some portion of this asset may not be realized prior to the expiration of the Company's net operating loss carryforwards. SEE "DEFERRED TAX ASSET AND VALUATION RESERVE" IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. Without giving effect to the valuation reserve, the Company's effective tax rate remained at 38% for the twenty-six week period.

EXTRAORDINARY ITEM, NET

In July 1996, the Company prepaid $25 million in principal amount of its prior term loan facility. As a result of this prepayment, the related debt issuance costs of $662,000 (net of tax of $405,000) were written off in the period ended July 27, 1996.

COMPARISON OF OPERATIONS FOR THE THIRTEEN WEEK PERIOD ENDED AUGUST 2, 1997 TO THE THIRTEEN WEEK PERIOD ENDED JULY 27, 1996 (UNAUDITED)

NET SALES

Net sales decreased $74.4 million in the thirteen week period ended August 2, 1997 as compared to the thirteen week period ended July 27, 1996. Approximately $23.7 million of this decrease was due to the reduction in the number of stores operated by the Company as a result of the Divestiture Program offset by the increase in net sales resulting from the acquisition of Seessel's. Comparable store sales decreased by 8.7% from the prior quarter due primarily to increased competition in the Company's trade areas and the Company's decision to be less promotional than in prior periods. The Company believes that other factors contributing to the decrease in comparable store sales may be pricing strategies adopted by the Company which resulted in the loss of customers because prices on certain products became non-competitive, product shortages in the Company's stores resulting from distribution problems and efforts to control inventory, and reduced levels of customer service due to the Company's efforts to control payroll costs. The Company is in the process of adopting strategies designed to address the factors within the Company's control that have contributed to the decline in sales. There can be no assurance that such strategies will increase sales or will not otherwise have an adverse effect on the Company's business.

GROSS PROFIT

Gross profit (net sales less cost of products sold) as a percentage of net sales for the thirteen week period ended August 2, 1997 was 22.63% compared to 24.04% in the comparable period of the prior year. The decrease in gross profit was primarily the result of the Company's frequent shopper program discussed above.

STORE OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

Store operating, selling and administrative expenses as a percentage of net sales were 19.85% for the period ended August 2, 1997 compared to 18.76% in the comparable period of the prior year. The increase is largely associated with the impact of fixed costs on lower total sales.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA)

EBITDA decreased by $20.1 million for the quarter ended August 2, 1997 compared to the comparable quarter of the prior year. The decrease resulted from the factors discussed above.

INCOME TAXES

During the thirteen week period ended August 2, 1997, the Company conducted an evaluation of the realizability of its net deferred tax asset. Based on the results of this evaluation, the Company recorded an additional valuation allowance of $10.6 million (included in income tax expense) to reflect the determination that some portion of this asset may not be realized prior to the expiration of the Company's net operating loss carryforwards. SEE "DEFERRED TAX ASSET AND VALUATION RESERVE" IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. Without giving effect to the valuation reserve, the Company's effective tax rate remained at 38% for the thirteen week period.

EXTRAORDINARY ITEM, NET

In July 1996, the Company prepaid $25 million in principal amount of its prior term loan facility. As a result of this prepayment, the related debt issuance costs of $662,000 (net of tax of $405,000) were written off in the period ended July 27, 1996.

SUBSEQUENT EVENTS

Since August 2, 1997, the Company has taken several steps which the Company expects will result in a non-recurring charge against earnings during the third quarter of the current fiscal year, which will end on November 1, 1997. These steps are (i) the Company's decision to eliminate approximately 162 store management and administrative support positions, (ii) the Company's decision to terminate its franchise agreement with the Piggly Wiggly Company and to change the names of 21 stores from "Piggly Wiggly" to "FoodMax," and (iii) a retail markdown of store level inventory to reflect the Company's decision to reduce prices on selected items in most of its stores. The amount of the non-recurring charge to be taken during the third quarter has not been determined. Without giving effect to the non-recurring charge, the Company does not expect its results of operations during the third quarter to improve from the Company's results during the thirteen week period ended August 2, 1997.

Forward-looking statements, such as those included in this section, are inherently uncertain and events could turn out differently from senior management's expectations. Certain important factors which could affect the Company's future performance and results are identified in Exhibit 99.1 to this report.

LIQUIDITY AND CAPITAL RESOURCES

The Company and several lending institutions are parties to a Credit Agreement dated as of August 18, 1995, as amended and restated as of June 2, 1997 (the "Credit Agreement"). The Credit Agreement provides for a revolving credit facility of $225 million (the "Revolving Credit Facility") and a term loan facility of $350 million (the "Term Loan Facility"). On September 5, 1997, the Company and the requisite lending institutions under the Credit Agreement entered into an Amendment, Waiver and Agreement relating to the Credit Agreement (the "Amendment and Waiver"). In addition to amending certain financial covenants contained in the Credit Agreement, the Amendment and Waiver reduces the amount that the Company may borrow under the Revolving Credit Facility to $200 million. As of August 2, 1997, the Company had $81.5 million outstanding under the Revolving Credit Facility and $350 million outstanding under the Term Loan Facility. SEE "SHORT-TERM BORROWINGS AND LONG-TERM DEBT" IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

The Credit Agreement contains financial covenants with which the Company must comply in order to prevent a default. A default under the Credit Agreement could have serious adverse consequences, including the loss of funding for the operations of the Company. Due to declines in the Company's operating performance, the Company sought and obtained amendments to certain financial covenants contained in the Credit Agreement and a waiver of any defaults that had occurred or may have occurred as a result of the Company's failure to comply with such financial covenants. SEE "SHORT-TERM BORROWINGS AND LONG-TERM DEBT" IN NOTES TO CONSOLIDATED FINANCIAL STATEMENTS." The Agreement and Waiver executed by the Company and its requisite lending institutions had the effect of allowing the Company to remain in compliance with the financial covenants contained in the Credit Agreement as of August 2, 1997, and management believes that the Company will remain in compliance with these covenants, as amended, until January 31, 1998. The Company and its lending institutions have agreed to negotiate in good faith with the goal of entering into a further amendment to the Credit Agreement on or before November 30, 1997 in order to address the Company's long-term financial needs. Such an amendment is likely to be necessary to prevent the Company from being in default under the Credit Agreement as of January 31, 1998.

Historically, the Company has funded working capital requirements, capital expenditures, and other cash requirements primarily through cash flow from operations and borrowings under the Credit Agreement. The Company believes that operating cash flows combined with borrowings under the Credit Agreement will be sufficient to fund the Company's capital expenditures and working capital needs during the remainder of the current fiscal year. As discussed above, an amendment to the Credit Agreement is likely to be necessary to prevent the Company from being in default under the Credit Agreement as of January 31, 1998.

Operating activities generated $2.2 million and $55.4 million, respectively, in the periods ended August 2, 1997, and July 27, 1996. The items most significantly influencing this change were the reduction in EBITDA discussed above and payments of accrued interest.

Cash flows used in investing activities were $20.3 million in the period ended August 2, 1997 compared to $26.9 million in the comparable period of the prior year. Capital expenditures were $41.7 million for the current year compared to $28.3 million in the prior year. The Company's capital expenditures were primarily related to the remodeling of 15 stores and investments in systems technology, including new point-of-sale cash registers which have been installed in 159 of the Company's stores. The Company believes that capital expenditures for the remainder of the current fiscal year will be financed through cash flows from operations, existing cash balances and, if necessary, borrowings under the Credit Agreement. Cash flows from investing activities for the period ended August 2, 1997 include $21.4 million in proceeds related to the sale of certain properties and assets.

Cash flows provided by financing activities were $16.4 million for the period ended August 2, 1997 compared to cash flows used in financing activities of $24.3 million for the comparable period of the prior year. Current year financing activities include $18.0 million in net borrowings under the Credit Agreement. Prior year investing activities primarily consisted of a $25.0 million prepayment under the Company's previous term loan facility.

RECENT PRONOUNCEMENTS OF THE FASB

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, Earnings per Share, which supersedes APB Opinion No. 15, Earnings per Share, for periods ending after December 15, 1997 including interim periods. Because of the antidilutive effect of common stock equivalents, "basic" and "diluted" earnings per share under FAS No. 128 would be identical to net income (loss) per share presented in the financial statements. Also in February 1997, the FASB issued SFAS No. 129, Disclosures of Information About Capital Structure, which establishes standards for disclosing information about an entity's capital structure. The Company is required to adopt this statement in its current fiscal year. In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which requires the reporting and display of comprehensive income and its components in an entity's financial statements, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be required. Because the Company operates primarily in the retail grocery industry, management believes that the implementation of SFAS No. 131 will have no significant impact on future financial reporting. Companies are required to adopt these statements in fiscal years beginning after December 15, 1997.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 6, 1997, a lawsuit was filed against the Company in the Circuit Court for Jefferson County, Alabama by SNA, Inc. ("SNA") and A.B. Real Estate, Inc. ("A.B. Real Estate"). The lawsuit is styled A.B. Real Estate, Inc. et. al. v. Bruno's, Inc., et al., Civil Action No. CV-97-3538. The complaint alleges that SNA and A. B. Real Estate are engaged in the business of developing and managing commercial real estate, that the Company had a contractual obligation to offer for sale and to sell grocery store sites to SNA and A.B. Real Estate and to lease such sites back from such entities, and that the Company's failure to perform its obligations constitutes fraud within the meaning of Alabama law. The complaint seeks to recover compensatory and punitive damages from the Company in an unspecified amount. The Company believes that it has meritorious defenses to the allegations contained in the complaint and intends to defend this lawsuit vigorously.

The Company is also a party to various legal and taxing authority proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

ITEM 2. CHANGE IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on July 10, 1997 for the purpose of electing seven directors of the Company. The persons who were elected as directors of the Company and the vote for each such person are set forth below:

            Director                      For                 Authority Withheld
            --------                      ---                 ------------------
      William J. Bolton                23,938,096                    44,280
      Henry R. Kravis                  23,872,127                   110,249
      George R. Roberts                23,872,225                   110,151
      Paul E. Raether                  23,938,524                    43,852
      James H. Greene, Jr.             23,938,508                    43,868
      Nils P. Brous                    23,935,810                    46,566
      Ronald G. Bruno                  23,933,965                    48,411


No other matters were submitted to a vote of the Company's stockholders, through the solicitation of proxies or otherwise, during the period covered by this report.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      Exhibit
       Number                            Description

         4.7 Amendment, Waiver and Agreement dated as of September 5, 1997, among the Company, the lending institutions that are parties thereto, and The Chase Manhattan Bank, as Administrative Agent.

          27      Financial Data Schedule

        99.1 Cautionary Statement for purposes of the "Safe Harbor" provisions of the Private Litigation Reform Act of 1995.

(b) Reports on Form 8-K

None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             BRUNO'S, INC.



                                                /s/ James J. Hagan
                                             ---------------------
                                             James J. Hagan,
                                             Executive Vice President and
                                             Chief Financial Officer



Dated: September 12, 1997

BRUNO'S, INC.

                                FORM 10-Q REPORT
                       (For Quarter ended August 2, 1997)

                                INDEX OF EXHIBITS

   Exhibit
    Number                              Description

      4.7 Amendment, Waiver and Agreement dated as of September 5, 1997, among the Company, the lending institutions that are parties thereto, and The Chase Manhattan Bank, as Administrative Agent.

       27         Financial Data Schedule

     99.1 Cautionary Statement for purposes of the "Safe Harbor" provisions of the Private Litigation Reform Act of 1995.