Form 10-Q
period 1997-11-01
BRUNOS INC
filed 1997-12-12
CIK 14920

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
                                    FORM 10-Q
                             ----------------------

 (MARK ONE)

   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 1997

   [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ____________TO __________

                          COMMISSION FILE NUMBER 0-6544
                         ------------------------------

                                  BRUNO'S, INC.
             (Exact name of registrant as specified in its charter)
                         ------------------------------



STATE OF INCORPORATION: ALABAMA              I.R.S. EMPLOYER I.D. NO. 63-0411801

           ADDRESS OF PRINCIPAL EXECUTIVE OFFICES (INCLUDING ZIP CODE)

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

                                 Yes (X) No ( )

                  NUMBER OF OUTSTANDING SHARES OF COMMON STOCK
                      AS OF DECEMBER 5, 1997 is 25,507,982

                                                    Commission File No. 0-6544


                                  BRUNO'S, INC.

                                      INDEX

                                                                     PAGE NO.
                                                                     --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

     Condensed Consolidated Balance Sheets at
       November 1, 1997 and February 1, 1997                                 2

     Condensed Consolidated Statements of Operations for the
       Thirty-Nine (39) and Thirteen (13) Week Periods Ended
       November 1, 1997 and October 26, 1996                                 3

     Condensed Consolidated Statements of Cash Flows for the
       Thirty-Nine (39) Week Periods Ended
       November 1, 1997 and October 26, 1996                                 4

     Notes to Condensed Consolidated Financial Statements                  5-9

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    10-19

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  19

Item 2.  Changes in Securities and Use of Proceeds                          19

Item 3.  Defaults Upon Senior Securities                                    19

Item 4.  Submission of Matters to a Vote of Security Holders                19

Item 5.  Other Information                                                  19

Item 6.  Exhibits and Reports on Form 8-K                                   20

SIGNATURE PAGE                                                              21

INDEX OF EXHIBITS                                                           22

                                                   Commission File No. 0-6544
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


BRUNO'S, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
NOVEMBER 1, 1997 AND FEBRUARY 1,1997
(In Thousands Except Share and Per Share Amounts)
------------------------------------------------------------------------------

                                                                       NOVEMBER 1,     FEBRUARY 1,
                                                                          1997            1997
                                                                       (unaudited)
                                                                       -----------     -----------
ASSETS:
   Current assets:
     Cash and cash equivalents                                         $   3,167       $   4,908
     Receivables                                                          18,992          20,480
     Inventories, net of LIFO reserve of $10,020
      and $8,940, respectively                                           210,607         181,786
     Prepaid expenses                                                     12,284          10,468
     Refundable income taxes                                                 820           1,373
     Deferred income taxes, net of valuation allowance of $26,713
      and $8,345, respectively                                                --          14,534
                                                                       ---------       ---------
      Total current assets                                               245,870         233,549
                                                                       ---------       ---------

   Property and equipment, net of accumulated
     depreciation of $332,921 and $313,369,
     respectively                                                        452,332         466,997
                                                                       ---------       ---------

   Goodwill, net                                                          48,944          50,824
   Intangibles and other assets, net                                      33,662          40,061
                                                                       ---------       ---------
      Total noncurrent assets                                             82,606          90,885
                                                                       ---------       ---------


      Total                                                            $ 780,808       $ 791,431
                                                                       =========       =========

LIABILITIES AND DEFICIENCY IN NET ASSETS:
   Current liabilities:
     Current maturities of long-term debt
      and capitalized lease obligations                                $   3,755       $   2,491
     Accounts payable                                                    167,047         149,614
     Accrued payroll and related expenses                                 15,479          20,360
     Accrued interest                                                     15,327          22,630
     Other accrued expenses                                               38,575          39,270
                                                                       ---------       ---------
      Total current liabilities                                          240,183         234,365
                                                                       ---------       ---------

   Noncurrent liabilities:
     Long-term debt                                                      904,195         813,722
     Capitalized lease obligations                                        14,290          12,415
     Deferred income taxes                                                    --           6,742
     Other noncurrent liabilities                                         45,380          54,336
                                                                       ---------       ---------
      Total noncurrent liabilities                                       963,865         887,215
                                                                       ---------       ---------

   Deficiency in net assets:
     Common Stock, $.01 par value, 60,000,000
      shares authorized; 25,507,982 and 25,333,607
      issued and outstanding, respectively                                   255             253
     Paid-in capital                                                    (586,944)       (587,624)
     Retained earnings                                                   165,526         259,314
     Shareholders' notes receivable                                       (2,077)         (2,092)
                                                                       ---------       ---------
      Total deficiency in net assets                                    (423,240)       (330,149)
                                                                       ---------       ---------

      Total                                                            $ 780,808       $ 791,431
                                                                       =========       =========




   See notes to condensed consolidated financial statements.

                                                    Commission File No. 0-6544
BRUNO'S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRTY-NINE AND THIRTEEN WEEK PERIODS ENDED NOVEMBER 1, 1997
AND OCTOBER 26, 1996
(In Thousands Except Share and Per Share Amounts)
------------------------------------------------------------------------------

                                                               November 1,        October 26,        November 1,         October 26,
                                                                   1997             1996                 1997               1996
                                                                (39 Weeks)        (39 Weeks)          (13 Weeks)         (13 Weeks)
                                                                (unaudited)       (unaudited)        (unaudited)        (unaudited)
                                                              ------------       ------------       -------------      ------------
NET SALES                                                     $  1,940,751       $  2,146,720       $    610,098       $    694,223
                                                              ------------       ------------       ------------       ------------

COST AND EXPENSES:
    Cost of products sold                                        1,512,369          1,631,668            483,665            530,826
    Store operating, selling and administrative expenses           392,507            406,614            135,606            134,586
    Loss on divestiture of stores                                       --             88,588                 --             88,588
    Impairment of long-lived assets                                 11,448                 --             11,448                 --
    Depreciation and amortization                                   45,292             42,762             15,131             14,654
    Interest expense, net                                           65,131             63,072             22,429             20,558
                                                              ------------       ------------       ------------       ------------
         Total cost and expenses                                 2,026,747          2,232,704            668,279            789,212
                                                              ------------       ------------       ------------       ------------

         Loss before income taxes and
         extraordinary item                                        (85,996)           (85,984)           (58,181)           (94,989)

INCOME TAX PROVISION (BENEFIT)                                       7,792            (30,427)             7,792            (33,849)
                                                              ------------       ------------       ------------       ------------

         Loss before extraordinary item                            (93,788)           (55,557)           (65,973)           (61,140)

EXTRAORDINARY ITEM, NET                                                 --              1,175                 --                513
                                                              ------------       ------------       ------------       ------------

         Net loss                                             $    (93,788)      $    (56,732)      $    (65,973)      $    (61,653)
                                                              ============       ============       ============       ============


NET LOSS PER COMMON SHARE:
         Loss before extraordinary item                       $      (3.70)      $      (2.21)      $      (2.60)             (2.43)
         Extraordinary item, net                                        --              (0.05)                --              (0.02)
                                                              ------------       ------------       ------------       ------------
         Net loss                                             $      (3.70)      $      (2.26)      $      (2.60)             (2.45)
                                                              ============       ============       ============       ============


CASH DIVIDENDS PER COMMON SHARE                               $                  $         --       $         --       $         --
                                                              ============       ============       ============       ============


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                      25,353,090         25,151,810         25,402,487         25,196,838
                                                              ============       ============       ============       ============

See notes to condensed consolidated financial statements.

BRUNO'S, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEK PERIODS ENDED NOVEMBER 1, 1997
AND OCTOBER 26, 1996
(Amounts In Thousands)
------------------------------------------------------------------------------

                                                                                             NOVEMBER 1,             OCTOBER 26,
                                                                                                1997                    1996
                                                                                             (39 WEEKS)              (39 WEEKS)
                                                                                             (unaudited)            (unaudited)
                                                                                           --------------         ---------------
OPERATING ACTIVITIES:
    Net loss                                                                                 $ (93,788)             $ (56,732)
    Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
       Extraordinary item, net                                                                      --                  1,175
       Loss on divestiture of stores                                                                --                 88,588
       Noncash impairment and other special charges                                             34,032                     --
       Depreciation and amortization                                                            48,419                 42,762
       LIFO provision                                                                            1,080                    400
       Change in assets and liabilities                                                        (51,513)               (13,929)
                                                                                             ---------               --------
          Total adjustments                                                                     32,018                118,996
                                                                                             ---------               --------

          Net cash provided by /(used in) operating activities                                 (61,770)                62,264
                                                                                             ---------               --------

INVESTING ACTIVITIES:
    Proceeds from sale of property                                                              27,400                 1,823
    Capital expenditures                                                                       (56,461)              (39,260)
                                                                                             ---------              --------

          Net cash used in investing activities                                                (29,061)              (37,437)
                                                                                             ---------              --------

FINANCING ACTIVITIES:
    Reductions of long-term debt                                                                  (222)              (45,146)
    Net borrowings under revolving credit facilities                                            91,500                    --
    Reductions of capitalized lease obligations                                                 (2,885)               (1,305)
    Sale of common stock, net                                                                      697                 2,174
                                                                                             ---------              --------

          Net cash provided by/(used in) financing activities                                   89,090               (44,277)
                                                                                             ---------              --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       (1,741)              (19,450)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   4,908                57,387
                                                                                             =========              ========

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $   3,167              $ 37,937
                                                                                             =========              ========

See notes to condensed consolidated financial statements.

                                                    Commission File No. 0-6544

BRUNO'S, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTY-NINE AND THIRTEEN WEEK PERIODS ENDED NOVEMBER 1, 1997 AND OCTOBER 26, 1996
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Bruno's, Inc. and its wholly owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation. Operating results for the thirty-nine weeks ended November 1, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the consolidated financial position and results of operations of the Company for the interim periods.

2.   NET LOSS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings per Share, which supersedes Accounting Principles Bulletin (APB) Opinion No. 15, Earnings per Share, for periods ending after December 15, 1997 including interim periods. Under SFAS 128, "basic" loss per share is computed based on the weighted average number of common shares outstanding during the respective periods while "diluted" loss per share considers the impact of any dilutive stock options or warrants outstanding (potential common shares). Because of the antidilutive effect of potential common shares, basic and diluted loss per share calculated under SFAS 128 are identical. Earnings per share calculated under APB 15 are identical to those calculated under SFAS 128.

3.   IMPAIRMENT AND OTHER SPECIAL CHARGES

During the thirteen week period ended November 1, 1997, the Company recorded $36.9 million in impairment and other special charges which impact four separate lines of the condensed consolidated statement of operations.

The Company recognized $11.4 million of impairment charges during the period consisting of (i) a $6.1 million reduction in the carrying value of certain of the Company's excess properties which were identified for sale to reflect the current fair market value of such properties, (ii) a write-off of $3.1 million in franchise rights associated with the third quarter termination of the franchise agreement between the Company and Piggly Wiggly Company, and (iii) a write-off of $2.2 million of old point-of-sale equipment which is no longer being utilized.

The provision for cost of products sold includes $7.8 million of special charges consisting primarily of (i) a retail markdown of store level inventory required to implement the Company's new price reduction program and (ii) an increase in the shrinkage provision for inventory located in the Birmingham Distribution Center.

Selling, general and administrative expenses include $9.9 million of special charges consisting of (i) a $4.0 million increase to general liability insurance reserves to reflect better estimates, which became available during the third quarter, of the ultimate actuarial liability for certain claims incurred between 1988 and 1995, (ii) a $2.9 million charge to provide for certain personnel related matters including the severance arrangement with the former Chief Executive Officer and the signing bonus and various fees and expenses associated with the hiring of the new Chief Executive Officer during the third quarter, and
(iii) $3.0 million of other miscellaneous items.

The provision for income taxes for the thirteen week period ended November 1, 1997 represents an increase of $7.8 million in the valuation allowance to fully reserve the Company's net deferred tax assets at November 1, 1997. SEE "DEFERRED TAX ASSET AND VALUATION RESERVE" IN NOTE 6 OF THE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

4.   CONTINGENCIES

On June 6, 1997, a lawsuit was filed against the Company in the Circuit Court for Jefferson County, Alabama by SNA, Inc. ("SNA") and A.B. Real Estate, Inc. ("A.B. Real Estate"). The lawsuit is styled A.B. Real Estate, Inc. et. al. v. Bruno's, Inc., et al., Civil Action No. CV-97-3538. The complaint alleges that SNA and A.B. Real Estate are engaged in the business of developing and managing commercial real estate, that the Company had a contractual obligation to offer for sale and to sell grocery store sites to SNA and A.B. Real Estate and to lease such sites back from such entities, and that the Company's failure to perform its obligations constitutes fraud within the meaning of Alabama law. The complaint seeks to recover compensatory and punitive damages from the Company in an unspecified amount. The Company believes that it has meritorious defenses to the allegations contained in the complaint and intends to defend this lawsuit vigorously.

The Company is also a party to various legal and taxing authority proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

5.   SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The Company and several lending institutions are parties to a Credit Agreement dated as of August 18, 1995, as amended and restated as of June 2, 1997 (the "Credit Agreement"). The Credit Agreement provides for a revolving credit facility of $225 million (the "Revolving Credit Facility") and a term loan facility of $350 million (the "Term Loan Facility"). On September 5, 1997, the Company and the requisite lending institutions under the Credit Agreement entered into an Amendment, Waiver and Agreement relating to the Credit Agreement (the "First Amendment"). The Company and the requisite lending institutions under the Credit Agreement entered into an additional Amendment, Waiver and Agreement relating to the Credit Agreement as of December 1, 1997 (the "Second Amendment"). The

 First Amendment reduced the amount that the Company may borrow under the Revolving Credit Facility from $225 million to $200 million. In addition, the First Amendment and the Second Amendment amended certain financial covenants contained in the Credit Agreement. As of November 1, 1997, the Company had $155 million outstanding under the Revolving Credit Facility and $350 million outstanding under the Term Loan Facility.

The Company's long-term debt as of November 1, 1997 is summarized as follows:

                                                      (000's omitted)
                                                     ----------------
                    Term Loan                        $        350,000
                    Senior Subordinated Notes                 400,000
                    Revolving Credit Facility                 155,000
                    Other Borrowings                              260
                                                     ----------------
                                                              905,260
                    Less current maturities                     1,065
                                                     ----------------
                    Long-Term Debt                   $        904,195
                                                     ================


Prior to the First Amendment, the Credit Agreement contained certain restrictive covenants which, among other things, required the Company to maintain (i) a ratio of consolidated total debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") of 6.95 to 1.00 or less (with such ratio decreasing over the term of the Credit Agreement), (ii) a ratio of consolidated EBITDA to consolidated interest expense of 1.50 to 1.00 or greater (with such ratio increasing over the term of the Credit Agreement), and (iii) a consolidated fixed charge coverage ratio of 1.15 to 1.00 or greater (with such ratio increasing over the term of the Credit Agreement). In calculating compliance with these covenants, EBITDA is adjusted by the amount of certain non-cash and non-recurring gains and charges. The covenants in the Credit Agreement also limit, among other things, capital expenditures, dividends and certain other debt payments by the Company.

The First Amendment amended the Credit Agreement by (i) deleting the consolidated total debt to EBITDA ratio applicable to the periods ending August 2, 1997 and November 1, 1997, (ii) changing the consolidated EBITDA to consolidated interest expense ratio to 1.25 to 1.00 for the period ending August 2, 1997 and to 1.10 to 1.00 for the period ending November 1, 1997, and (iii) changing the consolidated fixed charge coverage ratio to 1.00 to 1.00 for the periods ending August 2, 1997 and November 1, 1997. As of November 1, 1997, the Company was in compliance with all covenants under the First Amendment.

The Second Amendment amended the Credit Agreement and the First Amendment by
(i) waiving any defaults and events of default that have occurred or may occur with respect to the consolidated EBITDA to consolidated interest expense ratio, the consolidated total debt to consolidated EBITDA ratio, and the consolidated fixed charge ratio applicable to the periods ending on January 31, 1998 and May 2, 1998, (ii) adding a new financial covenant under which the Company's consolidated EBITDA for the twelve-month period ended January 31, 1998 must be at least $60 million and under which the Company's consolidated EBITDA for the twelve-month period ended May 2, 1998 must be at least $40 million, (iii) requiring the Company to pledge substantially all of the assets of the Company and its subsidiaries to secure the Company's indebtedness under the Credit Agreement, and (iv) increasing the interest rates applicable to the outstanding indebtedness under the Credit Agreement.

After giving effect to the Second Amendment, the Revolving Credit Facility ($155 million outstanding at November 1, 1997) and Tranche A of the Term Loan Facility ($150 million outstanding at November 1, 1997) bear interest at either the prime rate plus 1.50%, or the eurodollar rate plus 2.50%. Tranche B of the Term Loan Facility ($200 million outstanding at November 1, 1997) bears interest at either the prime rate plus 2.00%, or the eurodollar rate plus 3.00%. The Company elects whether interest on its loans will be based on the prime rate or the eurodollar rate at the beginning of each interest rate period (as defined in the Credit Agreement) applicable to such loans. Scheduled amortization of the loans made under the Term Loan Facility commences in June 1998 and continues through April 2005.

The Company incurs commitment fees of 0.5% on the unused portion of the credit available under the Credit Agreement.

Future scheduled principal payments for the Company's long-term debt are as follows:

             Fiscal Year          (000's omitted)
             -----------          ---------------
                 1997             $           65
                 1998                      2,065
                 1999                     18,065
                 2000                     22,065
                 2001                     26,000
             Thereafter                  837,000
                                  ==============
                                        $905,260
                                  ==============


6.   DEFERRED TAX ASSET AND VALUATION RESERVE

During the third quarter, the Company re-evaluated its deferred tax asset to determine the need for any valuation allowance which may be appropriate in light of the Company's projections for taxable income and the expiration dates of the Company's net operating loss carryforwards. Based on the results of this evaluation, the Company has recorded an additional $7.8 million valuation allowance to reflect the determination that its deferred tax asset may not be realized. A valuation allowance of $10.6 million was established during the second quarter of 1997. At November 1, 1997, the Company's net deferred tax assets are fully reserved. The Company will continue to review this valuation adjustment on a quarterly basis and make adjustments as appropriate.

In the prior year, the Company recorded a valuation allowance of $8.3 million relating to net operating loss carryforwards existing at Seessel Holdings, Inc. ("Seessel's") as of the date on which Seessel's was acquired by the Company. In the opinion of management, these net operating loss carryforwards are not likely to be realized.

7.   RECENT PRONOUNCEMENTS

In February 1997, the FASB issued SFAS No. 129, Disclosures of Information About Capital Structure, which establishes standards for disclosing information about an entity's capital structure. The Company is required to adopt this statement in its current fiscal year, and it is not expected to have a material impact on the Company's financial statements. In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which requires the reporting and display of comprehensive income and its components in an entity's financial statements. SFAS No. 130 is not expected to materially impact the Company. Also issued in June 1997 was SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be required. Because the Company operates primarily in the retail grocery industry, management believes that the implementation of SFAS No. 131 will have no significant impact on future financial reporting. Companies are required to adopt SFAS 130 and SFAS 131 in fiscal years beginning after December 15, 1997.

                                                    Commission File No. 0-6544



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of significant factors affecting the Company's operating results during the periods included in the accompanying condensed consolidated statements of operations.

A table showing the percentage of net sales represented by certain items in the Company's condensed consolidated statements of operations is as follows:



                                                                 NOVEMBER 1,  OCTOBER 26,      NOVEMBER 1,      OCTOBER 26,
                                                                    1997         1996             1997              1996
                                                                 (39 WEEKS)   (39 WEEKS)       (13 WEEKS)        (13 WEEKS)
                                                                ----------   ------------      -----------       ----------
   Net sales                                                     100.00%        100.00%            100.00%           100.00%
   Cost of products sold                                          77.93%         76.01%             79.28%            76.46%
   Store operating, selling, and administrative expenses          20.22%         18.94%             22.23%            19.39%
                                                                 ------         ------             ------            ------
   EBITDA(1)                                                       1.85%          5.05%             -1.50%             4.15%


   Loss on divestiture of stores                                   0.00%          4.13%              0.00%            12.76%
   Impairment of long-lived assets                                 0.59%          0.00%              1.88%             0.00%
   Depreciation and amortization                                   2.33%          1.99%              2.48%             2.11%
   Interest expense, net                                           3.36%          2.94%              3.68%             2.96%
                                                                 ------         ------             ------            ------

   Loss before income taxes
       and extraordinary item                                     -4.43%         -4.01%             -9.54%           -13.68%
   Income taxes (benefit)                                          0.40%         -1.42%              1.28%            -4.88%
   Extraordinary item, net                                         0.00%          0.05%              0.00%             0.07%
                                                                 ------         ------             ------            ------

   Net loss                                                       -4.83%         -2.64%            -10.81%            -8.88%
                                                                 ======         ======             ======            ======


A summary of the changes in certain items included in the condensed statements of operations for the thirty-nine and thirteen week periods ended November 1, 1997 as compared to the thirty-nine and thirteen week periods ended October 26,1996 is as follows (dollars in thousands):


                                                                   Thirty-Nine Weeks                Thirteen Weeks
                                                                 Ended November 1, 1997        Ended November 1, 1997
                                                                 Amounts        % Change        Amounts       % Change
                                                                ----------      --------       ---------      --------

Net sales                                                        $(205,969)       -9.59%      $ (84,125)       -12.12%
Cost of products sold                                             (119,299)       -7.31%        (47,161)        -8.88%
Store operating, selling, and administrative expenses              (14,107)       -3.47%          1,020          0.76%
                                                                 ---------      -------       ---------      --------
EBITDA(1)                                                          (72,563)      -66.92%        (37,984)      -131.84%

Loss on divestiture of stores                                      (88,588)     -100.00%        (88,588)      -100.00%
Impairment of long-lived assets                                     11,448          N/A          11,448           N/A
Depreciation and amortization                                        2,530         5.92%            477          3.26%
Interest expense, net                                                2,059         3.26%          1,871          9.10%
                                                                 ---------      -------       ---------      --------

Loss before  income taxes
    and extraordinary item                                             (12)         N/A          36,808           N/A
Income taxes (benefit)                                              38,219          N/A          41,641           N/A
Extraordinary item, net                                             (1,175)     -100.00%           (513)      -100.00%
                                                                 ---------      -------       ---------      --------

Net loss                                                         $ (37,056)         N/A       $  (4,320)          N/A
                                                                 =========      =======       =========      ========

(1) EBITDA -- For purposes of this document, EBITDA is defined as net sales reduced by cost of products sold and store operating, selling and administrative expenses.

The following table contains a pro forma condensed consolidated statement of operations for the thirty-nine week period ended October 26, 1996 reflecting the acquisition of Seessel Holdings, Inc. and the sale or closing of 47 stores during the fiscal year ended February 1, 1997 as if such events had occurred at the beginning of such period.



PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THIRTY-NINE WEEK PERIOD ENDED OCTOBER 26, 1996 (UNAUDITED) (Amounts In Thousands)



                                                              THIRTY-NINE (39) WEEK PERIOD ENDED
                                                    ------------------------------------------------------
                                                                       OCTOBER 26, 1996
                                                    ------------------------------------------------------
                                                                                              TOTAL
                                                        BRUNO'S                              COMPANY
                                                      (PRO FORMA)       SEESSEL'S *         (PRO FORMA)
                                                    ------------        ----------          ----------
Net sales                                             $1,941,020        $134,026            $2,075,046
Cost of products sold                                  1,477,420          94,452             1,571,872
Store operating, selling, and
  administrative expenses                                355,280          32,604               387,884
                                                      ----------        --------            ----------

EBITDA (as defined)                                      108,320           6,970               115,290

Depreciation and amortization                             37,056           4,484                41,540
                                                      ----------        --------            ----------

Operating income                                      $   71,264        $  2,486            $   73,750
                                                      ==========        ========            ==========


                                                              THIRTY-NINE (39) WEEK PERIOD ENDED
                                                    ------------------------------------------------------
                                                                       OCTOBER 26, 1996
                                                    ------------------------------------------------------
                                                                                              TOTAL
                                                        BRUNO'S                              COMPANY
                                                      (PRO FORMA)       SEESSEL'S *         (PRO FORMA)
                                                    ------------       ------------        ------------

Net sales                                                 100.00%         100.00%               100.00%
Cost of products sold                                      76.12%          70.47%                75.75%
Store operating, selling, and
  administrative expenses                                  18.30%          24.33%                18.69%
                                                      ----------        --------            ----------

EBITDA (as defined)                                         5.58%           5.20%                 5.56%

Depreciation and amortization                               1.91%           3.35%                 2.00%
                                                      ----------        --------            ----------

Operating income                                            3.67%           1.85%                 3.55%
                                                      ==========        ========            ==========




* The results of Seessel's represent, in all material respects, the internally reported results of Seessel's for the thirty- nine week period ended October 26, 1996 except for depreciation and amortization which has been adjusted to reflect the post-acquisition annualized expense.

The following table contains a pro forma condensed consolidated statement of operations for the thirteen week period ended October 26, 1996 reflecting the acquisition of Seessel Holdings, Inc. and the sale or closing of 47 stores during the fiscal year ended February 1, 1997 as if such events had occurred at the beginning of such period.



PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THIRTEEN WEEK PERIOD ENDED OCTOBER 26, 1996 (UNAUDITED)
(Amounts In Thousands)


                                                                  THIRTEEN (13) WEEK PERIOD ENDED
                                                     --------------------------------------------------------
                                                                         OCTOBER 26, 1996
                                                     --------------------------------------------------------
                                                                                                 TOTAL
                                                           BRUNO'S                               COMPANY
                                                         (PRO FORMA)        SEESSEL'S *       (PRO FORMA)
                                                      -------------       --------------      ---------------
Net sales                                                  $ 628,244          $44,162         $    672,406
Cost of products sold                                        482,473           31,176              513,649
Store operating, selling, and
   administrative expenses                                   117,766           10,690              128,456
                                                           ---------          -------         ------------

EBITDA (as defined)                                           28,005            2,296               30,301

Depreciation and amortization                                 12,706            1,448               14,154
                                                           ---------          -------         ------------

Operating income                                           $  15,299          $   848         $     16,147
                                                           =========          =======         ============



                                                                  THIRTEEN (13) WEEK PERIOD ENDED
                                                      -------------------------------------------------------
                                                                         OCTOBER 26, 1996
                                                      -------------------------------------------------------
                                                                                                 TOTAL
                                                          BRUNO'S                               COMPANY
                                                        (PRO FORMA)        SEESSEL'S *       (PRO FORMA)
                                                      -----------------  -----------------   ----------------
Net sales
Cost of products sold                                      100.00%           100.00%             100.00%
Store operating, selling, and                               76.80%            70.59%              76.39%
   administrative expenses                                  18.75%            24.21%              19.10%
                                                           ------            ------              ------

EBITDA (as defined)                                          4.46%             5.20%               4.51%

Depreciation and amortization                                2.02%             3.28%               2.10%
                                                           ------            ------              ------

Operating Income                                             2.44%             1.92%               2.40%
                                                           ======            ======              ======




* The results of Seessel's represent, in all material respects, the internally reported results of Seessel's for the thirteen week period ended October 26, 1996 except for depreciation and amortization which has been adjusted to reflect the post-acquisition annualized expense.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS)

GENERAL

As of November 1, 1997, the Company operated a chain of 220 supermarkets and combination food and drug stores. The Company also operated nine retail liquor stores. As of October 26, 1996, the Company operated 255 supermarkets and combination food and drug stores as well as nine retail liquor stores.

ACQUISITIONS AND DIVESTITURES

The Company, in December 1996, acquired all of the outstanding stock of Seessel Holdings, Inc. ("Seessel's"), which owns and operates eight supermarkets in Memphis, Tennessee and two supermarkets in Northern Mississippi, for $50.4 million in cash including direct acquisition costs. This acquisition was accounted for using the purchase method.

During the period ended October 26, 1996, management evaluated the Company's market strategy, geographic positioning and store level return on assets. As a result of this evaluation, the Company during the fiscal year ended February 1, 1997 developed and completed a divestiture program (the "Divestiture Program") under which the Company closed its distribution center located in Vidalia, Georgia and sold or closed 47 stores. The 47 stores included 33 Piggly Wiggly stores in Georgia, nine FoodMax stores in Georgia and South Carolina, two Food World stores in Florida, one Food World store in Mississippi, one Food World store in Alabama, and one Food Fair store in Alabama.

IMPAIRMENT AND OTHER SPECIAL CHARGES

During the thirteen week period ended November 1, 1997, the Company recorded $36.9 million in impairment and other special charges which impact four separate lines of the condensed consolidated statement of operations.

The Company recognized $11.4 million of impairment charges during the period consisting of (i) a $6.1 million reduction in the carrying value of certain of the Company's excess properties which were identified for sale to reflect the current fair market value of such properties, (ii) a write-off of $3.1 million in franchise rights associated with the third quarter termination of the franchise agreement between the Company and Piggly Wiggly Company, and (iii) a write-off of $2.2 million of old point-of-sale equipment which is no longer being utilized.

The provision for cost of products sold includes $7.8 million of special charges consisting primarily of (i) a retail markdown of store level inventory required to implement the Company's new price reduction program and (ii) an increase in the shrinkage provision for inventory located in the Birmingham Distribution Center.

Selling, general and administrative expenses include $9.9 million of special charges consisting of (i) a $4.0 million increase to general liability insurance reserves to reflect better estimates, which became available during the third quarter, of the ultimate actuarial liability for certain claims incurred between 1988 and 1995, (ii) a $2.9 million charge to provide for certain personnel related matters including the severance arrangement with the former Chief Executive Officer and the signing bonus and various fees and expenses associated with the hiring of the new Chief Executive Officer during the third quarter, and (iii) $3.0 million of other miscellaneous items.

The provision for income taxes for the thirteen week period ended November 1, 1997 represents an increase of $7.8 million in the valuation allowance to fully reserve the Company's net deferred tax assets at November 1, 1997. SEE "DEFERRED TAX ASSET AND VALUATION RESERVE" IN NOTE 6 OF THE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

RESULTS OF OPERATIONS (UNAUDITED)

COMPARISON OF OPERATIONS FOR THE THIRTY-NINE WEEK PERIOD ENDED NOVEMBER 1, 1997 TO THE THIRTY-NINE WEEK PERIOD ENDED OCTOBER 26, 1996

NET SALES

Net sales decreased $206.0 million in the thirty-nine week period ended November 1, 1997 as compared to the thirty-nine week period ended October 26, 1996. Approximately $70 million of this decrease was due to the reduction in the number of stores operated by the Company as a result of the Divestiture Program partially offset by the increase in sales resulting from the acquisition of Seessel's. Comparable store sales decreased 7.4% from the prior year due primarily to increased competition in the Company's trade areas. The Company believes that other factors which may have contributed to the decrease in comparable store sales include a loss of customers due to increases in the Company's prices to levels that were not competitive, a reduced level of promotional activity compared to the prior year period, product shortages in the Company's stores resulting from distribution problems and efforts to control inventory, and reduced levels of customer service due to the Company's efforts to control payroll costs. The Company has adopted and implemented strategies to address the factors within the Company's control that have contributed to the decline in sales. Management believes that the full benefits of these strategies, if any, are not reflected in the Company's results for the thirty-nine week period ended November 1, 1997. There can be no assurance that these strategies will increase sales or will not otherwise have an adverse effect on the Company's business.

GROSS PROFIT

Gross profit (net sales less cost of products sold) as a percentage of net sales for the thirty-nine week period ended November 1, 1997 was 22.07% compared to 23.99% for the comparable period of the prior year. The decrease in gross profit percentage was the result of a number of factors, including promotional activity involving the Company's frequent shopper program, an increase in perishable shrinkage due to the general softness in sales, increased distribution and transportation expenses incurred to improve store inventory levels, and the $7.8 million of special charges described above in the provision for cost of goods sold. The frequent shopper program, which was initiated during the third quarter of the prior year, grants special discounts to customers with frequent shopper cards in an effort to increase customer loyalty and increase the amount of the Company's average transaction. As of November 1, 1997, there were 94 stores offering the frequent shopper program. Excluding the impact of the special charges of $7.8 million, gross profit as a percent of net sales was 22.48%.

STORE OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

Store operating, selling and administrative expenses as a percentage of net sales increased to 20.22% for the thirty-nine week period ended November 1, 1997 compared to 18.94% for the comparable period of the prior year. The increase is largely attributable to the impact of fixed costs on lower total sales and the special charges of $9.9 million described above in the provision for selling, general and administrative expenses. Excluding the impact of the special charges of $9.9 million, store operating, selling and administrative expenses as a percentage of net sales were 19.72%.

EBITDA (AS DEFINED ON PAGE 10)

EBITDA (as defined on page 10) decreased by $72.6 million for the year-to-date period compared to the comparable period of the prior year. The decrease resulted from the factors discussed above. Excluding the special charges of $17.7 million in the provisions for cost of goods sold and selling, general and administrative expenses, EBITDA decreased by $54.9 million to $53.6 million.

LOSS ON DIVESTITURE OF STORES

The accompanying condensed consolidated statement of operations for the period ended October 26, 1996 includes a charge of $88.6 million for costs associated with the Divestiture Program. The $88.6 million consists of a $55.0 million loss on the divestiture of fixed assets and intangibles, net of proceeds of $14 million (of which $5.6 million was applied to goodwill), $18.5 million in future rental payments, $8.4 million in inventory markdowns and $6.7 million in severance costs, professional fees and other miscellaneous expenses.

INCOME TAXES

During the thirty-nine week period ended November 1, 1997, the Company conducted an evaluation of the future realization of its net deferred tax assets. Based on the results of this evaluation, the Company recorded valuation allowances of $18.4 million (included within the income tax provision) to reflect the determination that these assets may not be realized. SEE "DEFERRED TAX ASSET AND VALUATION RESERVE" IN NOTE 6 OF THE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

EXTRAORDINARY ITEM, NET

In the period ended October 26, 1996, the Company prepaid $45 million in principal amount of its prior $475 million term loan facility. As a result of this repayment, the related debt issuance costs of $1.2 million (net of tax of $720,000) were written off in the period ended October 26, 1996.

COMPARISON OF OPERATIONS FOR THE THIRTEEN WEEK PERIOD ENDED NOVEMBER 1, 1997 TO THE THIRTEEN WEEK PERIOD ENDED OCTOBER 26, 1996

NET SALES

Net sales decreased $84.1 million in the thirteen week period ended November 1, 1997 as compared to the thirteen week period ended October 26, 1996. Approximately $20 million of this decrease was due to the reduction in the number of stores operated by the Company as a result of the Divestiture Program partially offset by the increase in sales resulting from the acquisition of Seessel's.

Comparable store sales decreased 11.0% from the prior year due primarily to increased competition in the Company's trade areas. The Company believes that other factors which may have contributed to the decrease in comparable store sales include a loss of customers due to increases in the Company's prices to levels that were not competitive, a reduced level of promotional activity compared to the prior year period, product shortages in the Company's stores resulting from distribution problems and efforts to control inventory, and reduced levels of customer service due to the Company's efforts to control payroll costs. The Company has adopted and implemented strategies to address the factors within the Company's control that have contributed to the decline in sales. Management believes that the full benefits of these strategies, if any, are not reflected in the Company's results for the thirteen week period ended November 1, 1997. There can be no assurance that these strategies will increase sales or will not otherwise have an adverse effect on the Company's business.

GROSS PROFIT

Gross profit (net sales less cost of products sold) as a percentage of net sales for the thirteen week period ended November 1, 1997 was 20.72% compared to 23.54% in the comparable period of the prior year. The decrease in net profit was the result of numerous factors, including the Company's frequent shopper program discussed above, an increase in perishable shrinkage due to the general softness in sales, increased distribution and transportation expenses incurred to improve store inventory levels, and the $7.8 million of special charges incurred during the thirteen week period ended November 1, 1997 in the provision for cost of goods sold. Excluding the special charges, gross profit as a percent of net sales was 22.01%.

STORE OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

Store operating, selling and administrative expenses as a percentage of net sales were 22.23% for the period ended November 1, 1997 compared to 19.39% in the comparable period of the prior year. The increase is largely attributable to the impact of fixed costs on lower total sales and the $9.9 million of special charges incurred during the thirteen week period ended November 1, 1997 in the provision for selling, general and administrative expenses. Excluding the special charges, store operating, selling and administrative expenses as a percentage of net sales were 20.61%.

EBITDA (AS DEFINED ON PAGE 10)

EBITDA (as defined on page 10) decreased by $38.0 million for the quarter ended November 1, 1997 compared to the comparable quarter of the prior year. The decrease resulted from the factors discussed above. Excluding the impact of the special charges of $17.7 million in the provisions for cost of goods sold and selling, general and administrative expenses, EBITDA decreased by $20.3 million to $8.5 million.

LOSS ON DIVESTITURE OF STORES

The accompanying condensed consolidated statement of operations for the period ended October 26, 1996 includes a charge of $88.6 million for costs associated with the Divestiture Program. The $88.6 million consists of a $55.0 million loss on the divestiture of fixed assets and intangibles, net of proceeds of $14 million (of which $5.6 million was applied to goodwill), $18.5 million in future rental payments, $8.4 million in inventory markdowns and $6.7 million in severance costs, professional fees and other miscellaneous expenses.

INCOME TAXES

During the thirteen week period ended November 1, 1997, the Company conducted an evaluation of the future realization of its net deferred tax assets. Based on the results of this evaluation, the Company recorded an additional valuation allowance of $7.8 million (included within the income tax provision) to reflect the determination that these assets may not be realized. SEE "DEFERRED TAX ASSET AND VALUATION RESERVE" IN NOTE 6 OF THE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

EXTRAORDINARY ITEM, NET

In the thirteen week period ended October 26, 1996, the Company prepaid $20 million in principal amount of its prior $475 million term loan facility. As a result of this repayment, the related debt issuance costs of $513,000 (net of tax of $315,000) were written off in the thirteen week period ended October 26, 1996.

OTHER

During the thirteen week period ending January 31, 1998, the Company will reassess the valuation of its long-lived assets in accordance with SFAS 121 in view of the possible continuation of negative operating trends and the results of independent appraisals of real estate owned by the Company which are currently being performed. Such reassessment may result in a significant charge during the thirteen week period ended January 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company and several lending institutions are parties to a Credit Agreement dated as of August 18, 1995, as amended and restated as of June 2, 1997 (the "Credit Agreement"). The Credit Agreement provides for a revolving credit facility of $225 million (the "Revolving Credit Facility") and a term loan facility of $350 million (the "Term Loan Facility"). On September 5, 1997, the Company and the requisite lending institutions under the Credit Agreement entered into an Amendment, Waiver and Agreement relating to the Credit Agreement (the "First Amendment"). The Company and the requisite lending institutions under the Credit Agreement entered into an additional Amendment, Waiver and Agreement relating to the Credit Agreement as of December 1, 1997 (the "Second Amendment"). The First Amendment reduced the amount that the Company may borrow under the Revolving Credit Facility from $225 million to $200 million. In addition, the First Amendment and the Second Amendment amended certain financial covenants contained in the Credit Agreement. As of November 1, 1997, the Company had $155 million outstanding under the Revolving Credit Facility and $350 million outstanding under the Term Loan Facility. SEE "SHORT-TERM BORROWINGS AND LONG-TERM DEBT" IN NOTE 5 OF THE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

The Credit Agreement contains financial covenants with which the Company must comply in order to prevent a default. A default under the Credit Agreement could have serious adverse consequences, including the loss of funding for the operations of the Company. Due to declines in the Company's operating performance, the Company sought and obtained amendments to certain financial covenants contained in the Credit Agreement and a waiver of any defaults that had occurred or may have occurred as a result of the Company's failure to comply with such financial covenants. SEE "SHORT-TERM BORROWINGS AND LONG-TERM DEBT" IN
NOTE 5 OF THE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS." The First Amendment had the effect of allowing the Company to remain in compliance with the financial covenants contained in the Credit Agreement as of August 2, 1997 and

November 1, 1997. In order to obtain the Second Amendment, the Company agreed to pledge substantially all of the assets of the Company and its subsidiaries to secure the Company's obligations under the Credit Agreement. The Company believes that the Second Amendment will allow the Company to remain in compliance with the financial covenants contained in the Credit Agreement through July 23, 1998. An additional amendment to the Credit Agreement is likely to be necessary to prevent the Company from being in default under the Credit Agreement as of July 23, 1998.

Historically, the Company has funded working capital requirements, capital expenditures, and other cash requirements primarily through cash flow from operations and borrowings under the Credit Agreement. The Company believes that operating cash flows, borrowings under the Credit Agreement and the proceeds from the liquidation of certain assets will be sufficient to fund the Company's working capital needs through July 23, 1998. If the Company is not successful in liquidating assets or fails to achieve expected operating cash flow levels, the Company may not thereafter be able to fund its working capital needs. The Company's near-term capital expenditures will be held to a minimum operating level. As discussed above, an additional amendment to the Credit Agreement is likely to be necessary to prevent the Company from being in default under the Credit Agreement as of July 23, 1998.

Operating activities used $61.8 million and generated $62.3 million, respectively, in the periods ended November 1, 1997 and October 26, 1996. The items most significantly influencing this change were the reduction in gross profit combined with payments of accrued interest and increased inventory levels in the Company's stores.

Cash flows used in investing activities were $29.1 million in the thirty-nine week period ended November 1, 1997 compared to $37.4 million in the comparable period of the prior year. Capital expenditures were $56.5 million for the current year compared to $39.3 million in the prior year. The Company's capital expenditures were primarily related to the remodeling of 15 stores and investments in systems technology, including new point-of-sale cash registers which have been installed in 159 of the Company's stores. The Company intends that capital expenditures for the remainder of the current fiscal year will be held to a minimum operating level and will be financed through cash flows from operations, existing cash balances, proceeds from the liquidation of certain assets and, if necessary, borrowings under the Credit Agreement. Cash flows from investing activities for the thirty-nine week period ended November 1, 1997 include $27.4 million in proceeds related to the sale of certain properties and assets.

Cash flows provided by financing activities were $89.1 million for the thirty-nine week period ended November 1, 1997 compared to cash flows used in financing activities of $44.3 million for the comparable period of the prior year. Current year financing activities include $91.5 million in net borrowings under the Revolving Credit Facility (excluding transfers from the Term Loan Facility to the Revolving Credit Facility). Prior year financing activities primarily consisted of a $45.0 million prepayment under the Company's previous term loan facility.

YEAR 2000

The Company has devoted a project team to reviewing its purchased and developed software for year 2000 compliance. Systems which require modification or replacement have been identified and a plan for addressing issues has been established.

RECENT PRONOUNCEMENTS OF THE FASB

In February 1997, the FASB issued SFAS No. 129, Disclosures of Information About Capital Structure, which establishes standards for disclosing information about an entity's capital structure. The Company is required to adopt this statement in its current fiscal year. In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which requires the reporting and display of comprehensive income and its components in an entity's financial statements. SFAS No. 130 is not expected to materially impact the Company. Also issued in June 1997 was SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be required. Because the Company operates primarily in the retail grocery industry, management believes that the implementation of SFAS No. 131 will have no significant impact on future financial reporting. Companies are required to adopt these statements in fiscal years beginning after December 15, 1997.

FORWARD-LOOKING STATEMENTS

A cautionary statement with respect to the forward-looking statements contained in this Report is filed as Exhibit 99.1 to this Report.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None

ITEM 2.   CHANGE IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit
Number                                Description
------                                -----------

4.8 Amendment, Waiver and Agreement dated as of December 1, 1997, among the Company, the lending institutions that are parties thereto, and The Chase Manhattan Bank as Administrative Agent.

10.46 Employment Agreement dated as of September 19, 1997 between the Company and James A. Demme.

10.47 Schedule of Terms of Management Stockholder's Agreement and Non-Qualified Stock Option Agreement executed by James A. Demme.

10.48 Settlement Agreement and General Release dated as of October 29, 1997 between the Company and William J. Bolton.

27              Financial Data Schedule.

99.1 Cautionary Statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

(b)   Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated September 5, 1997 under
Item 5 "Other Events" and Item 7 "Financial Statements and Exhibits" to disclose certain forward-looking information which was filed under the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

The Company filed a Current Report on Form 8-K dated September 23, 1997 under
Item 5 "Other Events" to disclose the resignation of William J. Bolton as Chairman of the Board of Directors and Chief Executive Officer and as a member of the Board of Directors of the Company and to disclose the appointment of James A. Demme to the positions formerly held by Mr. Bolton.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 BRUNO'S, INC.

                                                 /s/ James J. Hagan
                                                 ----------------------------
                                                 James J. Hagan,
                                                 Executive Vice President and
                                                 Chief Financial Officer

Dated:  December 12, 1997

                                  BRUNO'S, INC.

                                FORM 10-Q REPORT
                      (For Quarter ended November 1, 1997)


                                INDEX OF EXHIBITS

Exhibit
Number                                    Description
------                                    -----------

4.8 Amendment, Waiver and Agreement dated as of December 1, 1997, among the Company, the lending institutions that are parties thereto, and The Chase Manhattan Bank as Administrative Agent.

10.46 Employment Agreement dated as of September 19, 1997 between the Company and James A. Demme.

10.47 Schedule of Terms of Management Stockholder's Agreement and Non-Qualified Stock Option Agreement executed by James A. Demme.

10.48 Settlement Agreement and General Release dated as of October 29, 1997 between the Company and William J. Bolton.

27              Financial Data Schedule. (for SEC use only)

99.1 Cautionary Statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

                                  BRUNO'S, INC.

                                FORM 10-Q REPORT
                      (FOR QUARTER ENDED NOVEMBER 1, 1997)


                               INDEX OF EXHIBITS
                               -----------------

EXHIBIT
NUMBER                              DESCRIPTION

 4.8 AMENDMENT, WAIVER AND AGREEMENT DATED AS OF DECEMBER 1, 1997, AMONG THE COMPANY, THE LENDING INSTITUTIONS THAT ARE PARTIES THERETO, AND THE CHASE MANHATTAN BANK AS ADMINISTRATIVE AGENT.

 10.46 EMPLOYMENT AGREEMENT DATED AS OF SEPTEMBER 19, 1997 BETWEEN THE COMPANY AND JAMES A. DEMME.

 10.47 SCHEDULE OF TERMS OF MANAGEMENT STOCKHOLDER'S AGREEMENT AND NON-QUALIFIED STOCK OPTION AGREEMENT EXECUTED BY JAMES A. DEMME.

 10.48 SETTLEMENT AGREEMENT AND GENERAL RELEASE DATED AS OF OCTOBER 29, 1997 BETWEEN THE COMPANY AND WILLIAM J. BOLTON.

 27            FINANCIAL DATA SCHEDULE.

 99.1 CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.