Form 10-K405
period 1998-01-31
BRUNOS INC
filed 1998-05-01
CIK 14920

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------
                                    FORM 10-K
                              ---------------------

                                   (MARK ONE)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ____________TO __________

                          COMMISSION FILE NUMBER 0-6544

                        --------------------------------

                                  BRUNO'S, INC.
                  (Debtor-in-Possession as of February 2, 1998)
             (Exact name of registrant as specified in its charter)

          ALABAMA                                           63-0411801
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                800 LAKESHORE PARKWAY, BIRMINGHAM, ALABAMA  35211
              (Address of principal executive office)      (zip code)

                                  205-940-9400
               (Registrant's telephone number including area code)

                       -----------------------------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K Report or any amendment to this Form 10-K Report. [X]

         The aggregate market value of the voting stock held by non-affiliates (assuming solely for the purpose of this calculation that directors and officers are affiliates) of Bruno's, Inc. as of April 17, 1998 was approximately $7,280,326.

         The number of shares of Common Stock outstanding as of April 17, 1998 was approximately 25,507,982.

                       DOCUMENTS INCORPORATED BY REFERENCE Part III of this Form 10-K Report incorporates information from the definitive proxy statement relating to the 1998 Annual Meeting of Stockholders of Bruno's, Inc.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Bruno's, Inc. (the "Company") operates supermarkets in the Southeastern United States and is the largest supermarket operator in the State of Alabama. The Company, which was incorporated in Alabama on April 1, 1959, currently operates 197 supermarkets, including 125 in Alabama, 36 in Georgia, 17 in Florida, 13 in Tennessee, and six in Mississippi. The Company's supermarkets are currently operated under several different names and formats, including Bruno's, Food World, FoodMax, and Food Fair. The Company operates approximately 16 "Supercenter" stores, which offer an expanded mix of general merchandise products as well as one-stop shopping conveniences such as pharmacies, banks, photography departments and optical centers. The Company also operates nine liquor stores in Florida and one video store in Mississippi.

         On August 18, 1995, Crimson Acquisition Corp. was merged into and with the Company (the "Merger"). Since the date of the Merger, Crimson Associates, L.P. and KKR Partners, II, L.P. (the "Partnerships") have owned 20,833,333 shares of the Company's Common Stock, par value $.01 per share (the "Common Stock"). The shares owned by the Partnerships represent approximately 81.7% of the outstanding shares of Common Stock as of April 17, 1998. The Partnerships also own warrants under which they have the right to purchase an additional 10,000,000 shares of Common Stock. The partnerships were organized and are controlled by Kohlberg Kravis Roberts & Co., L.P. ("KKR").

         In December 1995, the Company changed its fiscal year from a 52-week or 53-week period ending on the Saturday closest to June 30 to a 52-week or 53-week period ending on the Saturday closest to January 31. In order to implement this change, the Company had a 30-week fiscal year beginning on July 1, 1995 and ending on January 27, 1996 (the "Transition Period").

         During the fiscal year ended February 1, 1997, the Company developed and completed a divestiture program under which the Company closed its distribution center located in Vidalia, Georgia and sold or closed 47 stores, including 37 stores in Georgia, five stores in South Carolina, two stores in Florida, two stores in Alabama, and one store in Mississippi. In addition, the Company in December 1996 acquired Seessel Holdings, Inc. ("Seessel's"), which owns and operates eight supermarkets in Memphis, Tennessee and two supermarkets in Northern Mississippi.

         On January 13, 1998, the Company entered into an agreement to sell Seessel's to Albertson's, Inc. This transaction was consummated on January 30, 1998. On January 6, 1998, the Company entered into an agreement to sell 13 stores in Georgia to Ingles Markets, Incorporated ("Ingles"). The Company was required by the agreement to close the 13 stores prior to the sale of the stores to Ingles. All of the stores were closed on or before January 27, 1998, and the stores were sold to Ingles on March 12, 1998.

         The Company also entered into an agreement on January 26, 1998 to purchase four stores in Alabama from Delchamps, Inc. ("Delchamps"). This transaction was consummated on February 17, 1998. Subsequently, the Company closed three of its stores and relocated those stores into three of the stores purchased from Delchamps.

PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

         On February 2, 1998, the Company and its 11 subsidiaries (collectively the "Debtors") each filed a petition for reorganization under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). The petitions were filed in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") under case numbers 98-212(SLR) through 98-223(SLR) (the "Chapter 11 Cases"). The Chapter 11 Cases have been procedurally consolidated for administrative purposes. The Debtors are currently operating their businesses and managing their properties as debtors-in-possession pursuant to the Bankruptcy Code.

         Subsequent to the commencement of the Chapter 11 Cases, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to stabilize their business and enable the Debtors to continue business operations as debtors-in-possession. The most significant of these orders (i) approved a $200 million debtor-in-possession loan agreement between the Company and The Chase Manhattan Bank ("Chase"), as agent for itself and any other lenders party thereto (the "Loan Agreement"), (ii) permitted the Debtors to operate their consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases, (iii) authorized payment of pre-petition wages, vacation pay and employee benefits and reimbursement of employee business expenses, and
(iv) authorized the Debtors to pay up to $23 million of pre-petition obligations to critical vendors to aid the Debtors in maintaining the normal flow of merchandise to their stores.

         The Loan Agreement was entered into on February 2, 1998 and was guaranteed by each of the Company's subsidiaries (the "Guarantors"). The Loan Agreement provides the Company with a revolving line of credit for loans and letters of credit in an aggregate amount not to exceed $200 million outstanding at any one time, including a subfacility of $32 million for the issuance of letters of credit. The Company will use amounts borrowed under the Loan Agreement for its ongoing working capital needs and for other general corporate purposes of the Company and the Guarantors. The Company granted a security interest to Chase and the other lenders party to the Loan Agreement in substantially all of the Company's assets as security for its obligations under the Loan Agreement. On March 5, 1998, the Company and Chase, with the approval of the Bankruptcy Court, entered into the First Amendment to the Loan Agreement (the "First Amendment"). Under the First Amendment, all amounts owed by the Company for inventory received by the Company from certain vendors who have agreed to provide to the Company, among other things, a line of credit and acceptable credit terms (the "Participating Vendors") will be secured on a pari passu basis with the security interests granted to Chase and the other lenders party to the Loan Agreement. All obligations under the Loan Agreement as well as the claims of the Participating Vendors will be afforded "super-priority" administrative expense status in the Chapter 11 Cases.

         On February 15, 1998, a statutory committee of unsecured creditors (the "Creditors' Committee") was appointed by the Office of the United States Trustee to represent the interests of the Debtors' unsecured creditors in the Chapter 11 Cases. The Creditors' Committee has the right to review and object to certain business transactions and may participate in the formulation of the Company's long-term business plan and a plan or plans of reorganization. The Debtors are required to reimburse certain fees and expenses of the Creditors' Committee, including fees for attorneys and other professionals, to the extent allowed by the Bankruptcy Court.

         As debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "rejection" means that the Debtors are relieved from their obligations to perform further under the contract or lease but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims in the Chapter 11 Cases. As of April 17, 1998, the Debtors had rejected or sought authority to reject 17 real property leases and had assumed or sought authority to assume two executory contracts. The Bankruptcy Court has extended the time within which the Debtors must assume or reject unexpired leases of real property through October 3, 1998.

         The Bankruptcy Code provides that the Debtors have an exclusive period during which only they may propose and file and solicit acceptances of a plan of reorganization. The exclusive period for the Debtors to propose a plan of reorganization currently expires on June 3, 1998. The Debtors, however, intend to request that the Bankruptcy Court grant an extension of the exclusive period. If the Debtors fail to file a plan of reorganization during the exclusive period or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the requisite impaired classes of creditors and equity security holders during the exclusive solicitation period, any party in interest, including a creditor, an equity security holder, a committee of creditors or equity security holders, or an indenture trustee, may file their own plan of reorganization for the Debtors.

         After a plan of reorganization has been filed with the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to impaired creditors and equity security holders for acceptance. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (i) with respect to each impaired class of creditors and equity security holders, each holder in such class will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (ii) each impaired class of creditors and equity security holders has accepted the plan by the requisite vote (except as provided in the following sentence), and (iii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Debtors or any successors to the Debtors unless the plan proposes such liquidation or reorganization. If any impaired class of creditors or equity security holders does not accept a plan and assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. These requirements may, among other things, necessitate payment in full for senior classes of creditors before payment to a junior class can be made. A "cram down" as well as other potential plans of reorganization could also result in holders of the Company's Common Stock receiving no value for their interests. Because of such possibilities, the value of the Company's Common Stock is highly speculative.

STORE FORMATS

         The Company operates stores under three different formats, each of which addresses a different market segment. The formats utilized by the Company are described below.

         VALUE FORMAT. The Company's value stores are designed to attract value conscious customers through a combination of low prices, good customer service, and a broad range of product offerings. Approximately 137 of the Company's 197 stores are operated under the value format. Six of the value stores are Supercenters. The Company's value stores are operated under the names Food World and FoodMax.

         Food World. The Company operates 89 stores under the Food World name. These stores are designed to appeal to a broad range of customers. With a primary emphasis on value, these stores offer low prices along with an extensive variety of name-brand merchandise and specialty departments. Food World stores are promoted through television, newspaper, and radio advertising. The average size of the Company's Food World stores is approximately 44,000 square feet.

         FoodMax. The Company operates 48 stores under the FoodMax name. These stores emphasize low prices and an extensive product selection while achieving low overhead through reduced staffing. The average size of the Company's FoodMax stores is approximately 45,000 square feet.

         COMBINATION FORMAT. The Company's combination format consists of approximately 33 stores, including 10 Supercenter stores, operating under the name Bruno's. The combination stores typically contain expanded produce, bakery, delicatessen, and gourmet foods generally not found in conventional supermarkets, a variety of health and beauty care products normally found in large drug stores, and a wide range of general merchandise items. These stores generally are located in suburban markets and have an average size of approximately 53,000 square feet.

         NEIGHBORHOOD FORMAT. The Company's neighborhood format consists of approximately 27 stores primarily operating under the name Food Fair. The neighborhood stores generally are smaller than the Company's other supermarkets and emphasize friendly service and promotional pricing. These stores are designed to operate with lower overhead and competitive pricing in suburban neighborhoods and towns that will not support the volume necessary for a large supermarket. The Company advertises its neighborhood stores primarily through direct mail and weekly advertised specials. The average size of these stores is approximately 29,000 square feet.

STORE DEVELOPMENT

         The Company continuously evaluates its existing stores in an effort to identify stores to be relocated, remodeled, or closed. The Company also continuously evaluates its existing markets and potential new markets for their ability to support new or expanded stores. The Company combines market research and its in-depth knowledge of the Southeast region in evaluating market opportunities. In an effort to determine the sales potential for an existing or proposed store site, the Company evaluates population shifts, zoning changes, traffic patterns, new construction and the proximity of the stores operated by its competitors.

         The following table sets forth additional information concerning changes in the Company's store base for the fiscal year ended July 1, 1995, the Transition Period, and the fiscal years ended February 1, 1997 and January 31, 1998:

                                                    Fiscal     Transition        Fiscal      Fiscal
                                                     Year        Period           Year        Year
                                                 ----------- -------------- ------------- ------------
                                                     1995         1996            1996         1997
                                                 ----------- -------------- ------------- ------------

Beginning of period.....................                257            252           254          218
    Opened..............................                  6              3             2            4
    Acquired............................                  0              0            10            0
    Closed or Sold......................                 11              1            48           26
                                                        ---            ---           ---          ---
End of period...........................                252            254           218          196  (1)
                                                        ===            ===           ===          ===

Remodels................................                 15              3            13           15

(1) The Company has opened one new store since the end of the fiscal year ended January 31, 1998.

ADVERTISING AND PROMOTION

         The Company's advertising and promotions are specifically tailored to each of its store formats. For value stores, the Company's promotions emphasize consistently low prices, and this image is reinforced through television and radio advertising. The combination format typically is promoted through television and radio advertising and through newspapers and newspaper inserts with an emphasis placed on quality produce and perishables and superior service at competitive prices. Combination stores also promote new products through in-store demonstrations and samples. For its neighborhood stores, which are generally located in small- to medium-sized towns and suburban neighborhoods, the Company primarily advertises through direct mail. In addition, to enhance its name recognition and image, the Company sponsors a number of regional and local events.

PRIVATE LABEL PROGRAM

         The Company offers approximately 1,800 items through its private label program, including approximately 400 new private label products introduced by the Company during the fiscal year ended January 31, 1998. Private label products traditionally have been offered by the Company under the Staff (dry groceries), Four Winds Farm (dairy and perishables), Pharm (health and beauty care products), and Bay Harbor (frozen seafood) brand names. During the fiscal year ended January 31, 1998, the Company began using Southern Home as the primary name for its private label products. Approximately one-half of the Company's private label products currently use the name Southern Home. The Company plans to introduce new private label products under the Southern Home name and to convert existing private label products to this name. Gross margins on private label goods are higher than on national brands. Private label products are available for sale at each of the Company's different formats.

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

         In recent years, the Company has faced increased competitive pressure in all of its geographic markets, including Alabama where the Company has historically been the single largest supermarket chain. The Company's principal competitors include Wal-Mart, Winn Dixie, Bi-Lo, Delchamps, Kroger, Publix, and Food Lion. Many of the Company's competitors have significantly greater financial resources than the Company. During 1996 and 1997, the Company's competitors opened a significant number of new stores in market areas served by the Company. The increased competition faced by the Company was a major factor in the deterioration of the Company's operating performance during the fiscal year ended January 31, 1998. This deterioration, among other things, resulted in the commencement of the Chapter 11 Cases.

PURCHASING, WAREHOUSING AND DISTRIBUTION

         The Company previously operated two primary distribution facilities, one located in Birmingham, Alabama and one in Vidalia, Georgia. During 1996, the Company closed its distribution center in Vidalia, Georgia. As a result, the Company now operates only one distribution facility in Birmingham, Alabama. The Birmingham distribution facility consists of approximately 1.4 million square feet and provides the Company with integrated warehousing and distribution capacity. The Company owns its Birmingham distribution facility subject to a lease-bond financing arrangement with a local industrial development agency.

         The Company traditionally has purchased merchandise from a large number of third party suppliers. Although some merchandise is delivered directly by suppliers to the Company's stores, most merchandise is delivered to the Company's distribution facility where it is sorted, stored and then shipped by the Company to its stores. Each store submits orders to the Company's distribution facility through a centralized processing system, and merchandise normally is received by the stores on the same day or the next day. Merchandise is delivered from the distribution facility through a leased fleet of 116 tractors, 149 refrigerated trailers, and 119 dry trailers. Virtually all of the Company's stores are located within a 300-mile radius of the Birmingham distribution facility. The Company believes that its existing distribution capacity will be sufficient to support its needs over the next several years.

         On April 21, 1998, the refrigeration equipment in the Company's distribution facility was damaged as the result of an accident that caused a leak of refrigeration gas and a fire in the distribution facility's compressor room. The refrigeration equipment has not been operational since the date of the accident. Although repairs are currently being made, it is possible that the refrigeration equipment could be out-of-service for a period of four to eight weeks. During this period, the Company will not be able to supply its stores with perishable merchandise from the Company's distribution facility. The Company has made temporary arrangements with third party suppliers and distributors to supply the Company's stores with perishable merchandise. The Company, however, cannot predict whether it will be able to maintain adequate levels of perishable inventories in its stores while the refrigeration equipment in the Company's distribution facility is out-of-service. A reduction in store-level perishable inventories could result in a loss of customers and sales. Subject to a deductible of $100,000, the Company believes that it has insurance to cover (i) the cost of repairing or replacing the damaged equipment,
(ii) business interruption losses resulting from the Company's inability to receive or ship perishable merchandise from the Company's distribution facility, and (iii) the additional expenses to be incurred by the Company to ensure that the Company's stores continue to be supplied with perishable merchandise. There can be no assurance that the Company will recover all of its losses attributable to the accident in the Company's distribution facility.

EMPLOYEE AND LABOR RELATIONS

         The Company is one of the leading private employers in Alabama. As of January 31, 1998, the Company employed approximately 17,800 persons, of whom approximately 50% were full-time employees and approximately 50% were part-time employees. Approximately 16,400 of the Company's employees are assigned to supermarkets, approximately 1,100 work in the Company's distribution facility, and approximately 300 are employed in the Company's business office. Approximately 90% of the Company's employees are paid on an hourly basis, and the remaining employees are salaried. The Company currently employs, on average, approximately 84 employees in each store.

         Approximately 81% of the Company's employees are represented by unions under various collective bargaining agreements. The Company is currently a party to a number of separate collective bargaining agreements with affiliates of either the United Food and Commercial Workers Union or the Retail, Wholesale and Department Store International Union. The agreements generally are negotiated in three-or four-year cycles. Pursuant to the collective bargaining agreements, the Company contributes to various union-sponsored multi-employer pension plans. In general, the Company believes that its relationships with its employees are good.

         The Company has an incentive compensation plan covering its key management employees. Incentive compensation for store operations managers is based upon the profitability of the operations within the scope of their management responsibility.

TRADE NAMES, SERVICE MARKS, TRADEMARKS AND FRANCHISES

         The Company uses a variety of trade names, service marks and trademarks. Except for "Bruno's," "Food World," "FoodMax," "Food Fair," and "Southern Home," the Company does not believe any of such trade names, service marks or trademarks are material to its business.

         During the fiscal year ended January 31, 1998, the Company and Piggly Wiggly Company mutually agreed to terminate a franchise agreement under which the Company had the right to operate stores under the "Piggly Wiggly" name in certain areas of central and southern Georgia. All stores previously operated under the "Piggly Wiggly" name were renamed "FoodMax."

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

GOVERNMENTAL REGULATIONS

         The Company is subject to regulation by a variety of governmental agencies, including, but not limited to, the United States Food and Drug Administration, the United States Department of Agriculture, and other federal, state and local agencies.


ITEM 2.  PROPERTIES

         As of April 17, 1998, the Company operated a total of 197 supermarkets, of which 125 were located in Alabama, 36 in Georgia, 17 in Florida, 13 in Tennessee, and six in Mississippi. In addition, the Company operates nine liquor stores located adjacent to Food World stores in Florida and one video store in Mississippi. The table below sets forth the supermarkets operated by the Company and the average square footage for each supermarket:

                                                Number             Average
                                               of Stores        Square Footage
                                              ----------        --------------
          Value Format:
                 Food World                         89                44,000
                 FoodMax                            48                45,000
                                              --------
                 Subtotal                          137
                                              --------

          Combination Format:
                 Bruno's                            33                53,000
                                              --------

          Neighborhood Format:
                 Food Fair                          25                29,000
                 Other                               2                41,000
                                              --------
                 Subtotal                           27
                                              --------

                        Total                      197
                                              ========

         The Company owns the real property on which 63 of its 197 supermarkets are located. In addition, the real property on which five stores are located is owned by a joint venture between a subsidiary of the Company and Metropolitan Life Insurance Company. The joint venture leases such stores back to the Company and its subsidiaries. The

Company also owns a number of sites that can be used for future store and warehouse development, as well as certain non-operating real estate assets.

         The Company leases the property on which 134 of its 197 stores are located under standard commercial leases that generally obligate the Company to pay its proportionate share of real estate taxes, common area maintenance charges and insurance costs. In addition, such leases generally provide for the Company to pay a base monthly rent plus additional rent based on a percentage of sales when sales from the store exceed a certain dollar amount. Generally these leases are long-term, with one or more renewal options. SEE "LONG-TERM LEASES" IN NOTE 10 OF THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. The Company owns the fixtures and equipment in each leased location and has made various leasehold improvements to the store sites. As a result of the Chapter 11 Cases, the Company has the right to reject unexpired leases of real property. SEE PART 1, ITEM 1 OF THIS FORM 10-K REPORT UNDER THE CAPTION "PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE."

         The Company operates a warehouse, distribution center and office complex consisting of approximately 1.4 million square feet located in the Oxmoor West Industrial Park in Birmingham, Alabama. The property on which this complex is located consists of approximately 200 acres, including approximately 100 acres of currently undeveloped land. The Company owns this property subject to a lease-bond financing arrangement with the Industrial Development Board of the City of Birmingham.

         The Company believes that its properties are well maintained, are in good operating condition, and are suitable and adequate for operating the Company's business.


ITEM 3.  LEGAL PROCEEDINGS

CHAPTER 11 CASES

         The Company and its 11 subsidiaries commenced the Chapter 11 Cases on February 2, 1998. Additional information relating to the Chapter 11 Cases is set forth in PART 1, ITEM 1 OF THIS FORM 10-K REPORT UNDER THE CAPTION "PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE" AND IN NOTE 2 OF THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNDER THE CAPTION "SUBSEQUENT EVENTS -- PROCEEDINGS UNDER CHAPTER 11". Such information is incorporated herein by reference. If it is determined that the liabilities subject to compromise in the Chapter 11 Cases exceed the fair value of the assets, unsecured claims may be satisfied at less than 100% of their face value and the equity interests of the Company's stockholders would be substantially (if not completely) diluted. It is impossible at this time to predict the actual recovery, if any, to which creditors and stockholders may be entitled.

LITIGATION FILED BY SNA, INC. AND A.B. REAL ESTATE, INC.

         On June 6, 1997, a lawsuit was filed against the Company in the Circuit Court for Jefferson County, Alabama by SNA, Inc. ("SNA") and A.B. Real Estate, Inc. ("A.B. Real Estate"). The lawsuit is styled A.B Real Estate, Inc. et. al.
v. Bruno's, Inc., et al., Civil Action No. CV-97-3538. The complaint alleges that SNA and A.B. Real Estate are engaged in the business of developing and managing commercial real estate, that the Company had a contractual obligation to offer for sale and to sell grocery store sites to SNA and A.B. Real Estate and to lease such sites back from such entities, and that the Company's failure to perform its obligations constitutes fraud within the meaning of Alabama law. The complaint seeks to recover compensatory and punitive damages from the Company in an unspecified amount. The Company believes that it has meritorious defenses to the allegations contained in the complaint and intends to defend this lawsuit vigorously. This lawsuit has been stayed as a result of the filing of the Chapter 11 Cases. The Company, however, has moved to remove the lawsuit to federal district court and transfer it to the Bankruptcy Court. SNA and A.B. Real Estate oppose such removal and transfer. If the plaintiffs in this lawsuit ultimately are successful in obtaining a judgment against the Company, they will have a general unsecured claim against the Company.

OTHER LEGAL PROCEEDINGS

         The Company also is a party to various legal and taxing authority proceedings incidental to its business. In the opinion of management, these proceedings will not have a material adverse affect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended January 31, 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Each of the executive officers of the Company as of the date hereof was elected to serve until the next annual meeting of the Board of Directors of the Company or until his or her successor is elected and qualified:

                                                                                                        Position
       Name                       Age                   Office                                         Held Since
       ----                       ---                   ------                                         ----------
James A. Demme                    57       Chairman of the Board and Chief Executive Officer         September 1997
                                                and President

James J. Hagan                    39       Executive Vice President and Chief                        January 1997
                                                Financial Officer

John Butler                       49       Senior Vice President - Operations                        March 1997

Bruce A. Efird                    39       Senior Vice President - Merchandising                     February 1998

Walter M. Grant                   53       Senior Vice President, General Counsel                    June 1996
                                                and Secretary

Laura Hayden                      40       Senior Vice President - Human Resources                   July 1996

Steve Slade                       47       Senior Vice President - Marketing                         February 1998
                                                and Procurement

         Mr. Demme was elected to the position of Chairman of the Board and Chief Executive Officer of the Company in September 1997. He was elected to the position of President of the Company in January 1998. Mr. Demme served as Chairman, Chief Executive Officer and President of Homeland Stores, Inc., a supermarket chain headquartered in Oklahoma City, Oklahoma, from November 1994 to September 1997 and as Executive Vice President of Retail Operations of Scrivner Company, a major food wholesaler and retailer, from May 1991 to September 1994.

         Mr. Hagan was elected Executive Vice President and Chief Financial Officer of the Company in January 1997. He served as Senior Vice President and Chief Financial Officer of the Company from May 1996 to January 1997. Mr. Hagan served in various positions with Revco D.S., Inc., a major retail drug store chain, between May 1987 and May 1996, including Executive Vice President of Finance and Chief Financial Officer from August 1995 until May 1996, Senior Vice President of Real Estate and Development from July

1993 until August 1995, and Vice President and Treasurer from August 1988 until July 1993.

         Mr. Butler was elected to the office of Senior Vice President Operations of the Company in March 1997. Prior to joining the Company, Mr. Butler was employed by H.E. Butt Grocery Company, a Texas supermarket chain, for approximately 15 years. He served as Vice President - Store Operations, Central Texas Division, of H.E. Butt Grocery Company from 1992 through 1996.

         Mr. Efird was elected to the position of Senior Vice President - Merchandising of the Company in February 1998. Between August 1997 and February 1998, Mr. Efird served as the Company's Vice President - Grocery. Prior to joining the Company, Mr. Efird was employed by Food Lion, Inc., a leading supermarket operator in the Southeastern United States, for approximately 13 years. He served as Director of Fresh Category Management of Food Lion, Inc. from June 1994 to August 1997 and as Purchasing Manager from June 1992 to May 1994.

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

         Mr. Slade was elected to the position of Senior Vice President - Marketing in February 1998. He served as the Company's Senior Director of Marketing from July 1997 until February 1998 and as the Company's Director of Procurement and Marketing from July 1996 until July 1997. Between September 1993 and July 1996, Mr. Slade served in various capacities in the Company's merchandising and marketing departments. Before joining the Company, Mr. Slade was Executive Vice President for Homeland Stores, Inc., a supermarket chain headquartered in Oklahoma City, Oklahoma, from 1991 to 1993. From 1983 until 1991, he was Vice President of Ingles Markets, Incorporated, a supermarket chain headquartered in Asheville, North Carolina.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded in the over-the-counter market, in the "pink sheets" published by the National Quotation Bureau, and is listed on the OTC Bulletin Board under the symbol BRNOQ. The market for the Company's Common Stock must be characterized as a limited market due to the relatively low trading volume and the small number of brokerage firms acting as market makers. The following table sets forth, for the periods indicated, certain information with respect to the high and low bid quotations for the Common Stock as reported by a market maker for the Company's Common Stock. The quotations represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions. No assurances can be given that the prices for the Company's Common Stock will be maintained at their present levels.

                               For Fiscal Year Ended February 1, 1997
                               --------------------------------------

                                 High Bid                  Low Bid
                                 --------                  -------
First Quarter                      12                      9 7/8
Second Quarter                     14                     11 7/8
Third Quarter                      14 1/2                 13 1/2
Fourth Quarter                     17                     14 3/8

                               For Fiscal Year Ended January 31, 1998
                               --------------------------------------

                                 High Bid                  Low Bid
                                 --------                  -------
First Quarter                      15 5/8                   11 1/8
Second Quarter                     13                       11 1/4
Third Quarter                      13 1/8                    3 1/2
Fourth Quarter                      5                        1 1/2

         As of April 17, 1998, there were approximately 25,507,982 shares of the Company's Common Stock issued and outstanding held by approximately 4,000 holders of record, including shares held of record by brokerage firms and clearing corporations on behalf of their customers.

         The Company did not declare or pay any cash dividends on the Common Stock during the fiscal years ended February 1, 1997 and January 31, 1998, and the Company does not contemplate the declaration of dividends on the Common Stock in the foreseeable future. The Company's debt agreements, including the Company's 10 1/2% Senior Subordinated Notes due 2005 and the Loan Agreement entered into by the Company in connection with the Chapter 11 Cases, restrict the payment of dividends on the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                         BRUNO'S, INC. AND SUBSIDIARIES

                            SELECTED FINANCIAL DATA
           (Amounts in Thousands, Except Share and Per Share Amounts)

                                                                                        Fiscal Year Ended
                                                                 -----------------------------------------------------------------
                                                                                                      January 27,
                                                                 January 31,       February 1 ,          1996             July 1,
                                                                    1998               1997           (52 weeks)           1995
                                                                 (52 weeks)         (53 weeks)       (unaudited)        (52 weeks)
                                                                 -----------       ------------      ------------      -----------
SELECTED INCOME STATEMENT DATA:
     Net Sales .............................................     $  2,560,271      $  2,899,044      $  2,891,076      $ 2,869,569
                                                                 ------------      ------------      ------------      -----------
     Costs and expenses:
         Cost of products sold .............................        1,992,323         2,202,753         2,224,975        2,196,556
         Store operating, selling and administrative
          expenses .........................................          521,752           548,210           583,149          544,936
         Depreciation and amortization .....................           61,014            55,911            57,328           54,031
         Interest expense, net .............................           88,659            83,794            51,645           20,784
         Loss on divestiture of stores .....................           31,877            88,588                --               --
         Impairment of long-lived assets ...................           27,438                --            35,411               --
         Merger Expense ....................................               --                --            29,610               --
         Gain on sale of Seessel's .........................          (16,581)               --                --               --
                                                                 ------------      ------------      ------------      -----------
                                                                    2,706,482         2,979,256         2,982,118        2,816,307
                                                                 ------------      ------------      ------------      -----------
     Income (loss) before income taxes
         (benefit) and extraordinary item ..................         (146,211)          (80,212)          (91,042)          53,262
     Provision for income taxes (benefit) ..................            7,792           (30,697)          (20,107)          19,920
                                                                 ------------      ------------      ------------      -----------
         Income (loss)
          before extraordinary item ........................         (154,003)          (49,515)          (70,935)          33,342
     Extraordinary item, net ...............................           (1,900)           (1,674)           (4,902)               0
                                                                 ------------      ------------      ------------      -----------
            Net income (loss)...............................     $   (155,903)     $    (51,189)     $    (75,837)     $    33,342
                                                                 ============      ============      ============      ===========


                                                                   July 2,          July 3,
                                                                     1994             1993
                                                                 (52 weeks)       (53 weeks)
                                                                ------------      -----------
SELECTED INCOME STATEMENT DATA:
    Net Sales .............................................     $   2,834,688      $ 2,872,327
                                                                -------------      -----------
     Costs and expenses:
         Cost of products sold .............................        2,185,587        2,242,455
         Store operating, selling and administrative
          expenses .........................................          512,063          489,950
         Depreciation and amortization .....................           52,343           48,718
         Interest expense, net .............................           15,925           17,817
         Loss on divestiture of stores .....................               --               --
         Impairment of long-lived assets ...................               --               --
         Merger Expense ....................................               --               --
         Gain on sale of Seessel's .........................               --               --
                                                                -------------      -----------
                                                                    2,765,918        2,798,940
                                                                -------------      -----------
     Income (loss) before income taxes
         (benefit) and extraordinary item ..................           68,770           73,387
     Provision for income taxes (benefit) ..................           28,189           26,493
                                                                -------------      -----------
         Income (loss)
          before extraordinary item ........................           40,581           46,894
     Extraordinary item, net ...............................           (3,288)
                                                                -------------      -----------
            Net income (loss)...............................    $      37,293      $    46,894
                                                                =============      ===========



                                                                                        Fiscal Year Ended
                                                                 ------------------------------------------------------------------
                                                                                                      January 27,
                                                                  January 31         February 1,          1996            July 1,
                                                                    1998                1997           (52 weeks)         1995
                                                                  (52 weeks)         (53 weeks)       (unaudited)      (52 weeks)
                                                                 ------------       ------------      ------------     -----------
    Income (loss) per basic and diluted common share:
         Income (loss) before extraordinary item ...........     $      (6.07)      $     (1.97)      $     (1.31)     $      0.43
         Extraordinary item, net ...........................            (0.08)            (0.06)            (0.09)            0.00
                                                                 ------------       -----------       -----------      -----------
          Net income (loss) ................................     $      (6.15)      $     (2.03)      $     (1.40)     $      0.43
                                                                 ============       ===========       ===========      ===========
     Cash dividends per common share .......................     $         --       $        --       $        --      $      0.26
                                                                 ============       ===========       ===========      ===========
     Weighted average number of common and
         equivalent shares outstanding - basic and diluted .       25,365,440        25,183,559        54,139,503       77,571,000
                                                                 ============       ===========       ===========      ===========

SELECTED BALANCE SHEET DATA (END OF PERIOD):
     Cash and cash equivalents .............................     $      2,888      $      4,908      $     57,387      $    25,916
     Working capital  (deficiency) .........................            8,391              (816)           65,713          141,420
     Property and equipment, net ...........................          377,670           466,997           491,664          516,374
     Total assets ..........................................          622,965           791,431           873,149          895,641
     Long-term debt and capitalized lease
         obligations .......................................          870,536           826,137           852,186          219,561
     Shareholders' investment (deficiency in net assets) ...         (485,049)         (330,149)         (281,343)         429,814













                                                                    July 2,          July 3,
                                                                     1994             1993
                                                                  (52 weeks)       (53 weeks)
                                                                 ------------      -----------
     Income (loss) per basic and diluted common share:
         Income (loss) before extraordinary item ...........     $       0.52      $      0.60
         Extraordinary item, net ...........................            (0.04)            0.00
                                                                 ------------      -----------
          Net income (loss) ................................     $       0.48      $      0.60
                                                                 ============      ===========

     Cash dividends per common share .......................     $       0.24      $      0.22
                                                                 ============      ===========
     Weighted average number of common and
         equivalent shares outstanding - basic and diluted .       78,088,000       78,717,000
                                                                 ============      ===========

SELECTED BALANCE SHEET DATA (END OF PERIOD):
     Cash and cash equivalents .............................     $     30,259      $    20,093
     Working capital (deficiency) ..........................          174,392          117,510
     Property and equipment, net ...........................          540,139          543,877
     Total assets ..........................................          927,208          916,923
     Long-term debt and capitalized lease
         obligations .......................................          296,460          269,046
     Shareholders' investment (deficiency in net assets) ...          421,354          402,667

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(AMOUNTS IN THOUSANDS)

RESULTS OF OPERATIONS

         The following income statement information for the fiscal years ended January 31, 1998 and February 1, 1997 is presented in connection with Management's Discussion and Analysis of Financial Condition and Results of
Operations:

                                                              -----------------------      -----------------------
                                                                  January 31, 1998           February 1, 1997
                                                                     (52 weeks)                  (53 weeks)
                                                              -----------------------      -----------------------

                                                                  Amount         %          Amount           %
                                                              -----------      ------      ----------      ------
Net sales                                                     $ 2,560,271      100.00%     $2,899,044      100.00%
Cost of products sold                                           1,992,323       77.82       2,202,753       75.98
                                                              -----------      ------      ----------      ------
Gross profit                                                      567,948       22.18         696,291       24.02

Store operating, selling, and administrative expenses             521,752       20.38         548,210       18.91
                                                              -----------      ------      ----------      ------
EBITDA *                                                           46,196        1.80         148,081        5.11

Depreciation and amortization                                      61,014        2.38          55,911        1.93
Loss on divestiture of stores                                      31,877        1.25          88,588        3.06
Impairment of long-lived assets                                    27,438        1.07              --          --
Gain on sale of Seessel's                                         (16,581)      (0.65)             --          --
                                                              -----------      ------      ----------      ------

Operating income (loss)                                       $   (57,552)      -2.25%     $    3,582        0.12%
                                                              ===========      ======      ==========      ======






* EBITDA - For purposes of this document, EBITDA is defined as net sales reduced by cost of product sold and store operating, selling and administrative expenses

GENERAL

         As of January 31, 1998, the Company operated a chain of 196 supermarkets and combination food and drug stores. The Company also operated nine retail liquor stores located in the Florida panhandle and one video store in Mississippi. In December 1995, the Company changed its fiscal year to a fifty-two or fifty-three week year ending on the Saturday closest to January 31 from a fifty-two or fifty-three week year ending on the Saturday closest to June
30. Due to the change in year end, the consolidated statements of operations include the fifty-two week fiscal year ended January 31, 1998, the fifty-three week fiscal year ended February 1, 1997, the thirty week period ended January 27, 1996, and the fiscal year ended July 1, 1995.

ACQUISITIONS AND DIVESTITURES

         On January 13, 1998, the Company entered into an agreement to sell Seessel's to Albertson's, Inc. This transaction was consummated on January 30, 1998. On January 6, 1998, the Company entered into an agreement to sell 13 stores in Georgia to Ingles. The Company was required by the agreement to close the 13 stores prior to the sale of the stores to Ingles. All of the stores were closed on or before January 27, 1998, and the stores were sold to Ingles on March 12, 1998. The 23 stores divested in the transactions with Albertson's and Ingles generated approximately $310.0 million in sales and an immaterial amount of EBITDA (as defined on page 16) during the fiscal year ended January 31, 1998.

         During the fiscal year ended February 1, 1997, the Company developed and completed a divestiture program (the "Divestiture Program") under which the Company closed its distribution center located in Vidalia, Georgia and sold or closed 47 stores, including 37 stores in Georgia, five stores in South Carolina, two stores in Florida, two stores in Alabama, and one store in Mississippi. In addition, the Company in December 1996 acquired Seessel's, which owns and operates eight supermarkets in Memphis, Tennessee and two supermarkets in Northern Mississippi.

BANKRUPTCY FILING

         On February 2, 1998, the Company and its 11 subsidiaries each filed a petition for reorganization under chapter 11 of title 11 of the Bankruptcy Code. The Chapter 11 Cases have been procedurally consolidated for administrative purposes. The Company and its subsidiaries are currently operating their business and managing their properties as debtors-in-possession pursuant to the Bankruptcy Code.

IMPAIRMENT AND OTHER SPECIAL ITEMS

         During the fiscal year ended January 31, 1998, the Company recorded $73.2 million in impairment and other special items which impact six separate lines of the consolidated statement of operations.

         The Company recognized $27.4 million of impairment charges during the fiscal year consisting of (i) a $6.8 million reduction in the carrying value of operating stores based on estimates of the projected future cash flows from such stores, (ii) a $3.2 million write-off of franchise rights and signage relating to the termination of the franchise agreement between the Company and Piggly Wiggly Company, (iii) a $12.2 million reduction in the carrying value of certain of the Company's excess properties based on professional appraisals of the current fair market values of such properties, and (iv) a $5.2 million write-off of assets no longer being utilized.

         The Company recognized losses of $31.9 million on the divestiture of 13 stores in Georgia and the closure of five additional stores.

         The provision for cost of products sold includes $7.8 million of special charges consisting primarily of a retail markdown of store level inventory required to implement the Company's new price reduction program.

         Selling, general and administrative expenses include $14.8 million of special charges consisting of (i) a $4.0 million increase to general liability insurance reserves to reflect better estimates of the ultimate actuarial liability for certain claims incurred between 1988 and 1995, (ii) a $2.9 million charge to provide for certain personnel related matters including the severance arrangement with the former Chief Executive Officer and the signing bonus and various fees and expenses associated with the hiring of the new Chief Executive Officer during the third quarter, (iii) $1.6 million in charges related to the Chapter 11 Cases, and (iv) $6.3 million in other charges.

         The provision for income taxes for the fiscal year ended January 31, 1998 represents an increase of $7.8 million in the valuation allowance to fully reserve for the Company's net deferred tax assets at January 31, 1998. SEE "INCOME TAXES" IN NOTE 6 OF THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

         On January 30, 1998, the Company sold all of the outstanding common stock of Seessel's to Albertson's, Inc. for $88.0 million subject to a purchase price adjustment based on changes in Seessel's working capital from a predetermined date. A gain of $16.6 million was recorded on the sale.


COMPARISON OF OPERATIONS FOR THE FIFTY-TWO WEEK PERIOD ENDED JANUARY 31, 1998 TO THE FIFTY-THREE WEEK PERIOD ENDED FEBRUARY 1, 1997

NET SALES

         Net sales decreased $338.8 million, or 11.7%, to $2.560 billion in the fifty-two week fiscal year ended January 31, 1998 as compared to the fifty-three week fiscal year ended February 1, 1997. Approximately $20.0 million of this decrease was due to the reduction in the number of stores operated by the Company as a result of the Divestiture

Program partially offset by the increase in sales resulting from the acquisition of Seessel's. Comparable store sales decreased 8.6% from the prior year due primarily to increased competition in the Company's geographic markets. In addition to increased competition, the Company believes that other factors that may have contributed to the decrease in comparable store sales include a loss of customers due to increases in the Company's prices to levels that were not competitive, a reduced level of promotional activity compared to the prior year period, product shortages in the Company's stores resulting from distribution problems and efforts to control inventory, and reduced levels of customer service due to the Company's efforts to control payroll costs. The Company has adopted and implemented strategies to address the factors within the Company's control that have contributed to the decline in sales. Management believes that the benefits of these strategies, if any, are not reflected in the Company's results for the fifty-two week fiscal year ended January 31, 1998. There can be no assurance that these strategies will increase sales or will not otherwise have an adverse effect on the Company's business.

         The Company's store count decreased from 218 at February 1, 1997 to 196 at January 31, 1998. The change in store count resulted primarily from the closure in January 1998 of the 13 stores in Georgia sold to Ingles in March 1998 and the sale of the 10 Seessel's stores to Albertson's.

GROSS PROFIT

         Gross profit (net sales less cost of products sold) as a percentage of net sales for the fiscal year ended January 31, 1998 was 22.2% compared to 24.0% for the prior year. The decrease in gross profit percentage was the result of a number of factors, including promotional activity involving the Company's frequent shopper program, an increase in perishable shrinkage due to the general softness in sales, increased distribution and transportation expenses incurred to improve store inventory levels, fixed charges incurred on lower net sales and the $7.8 million of special charges described above in the provision for cost of goods sold. The frequent shopper program, which was initiated during the second quarter of the prior year, grants special discounts to customers with frequent shopper cards in an effort to increase customer loyalty and increase the amount of the Company's average transaction. As of January 31, 1998, there were 94 stores offering the frequent shopper program. Excluding the impact of the special charges of $7.8 million, gross profit as a percent of net sales was 22.5%.

STORE OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

         Store operating, selling and administrative expenses as a percentage of net sales increased to 20.4% for the fiscal year ended January 31, 1998 compared to 18.9% for the prior fiscal year. The increase is largely attributable to the impact of fixed costs on lower total sales and the special charges of $14.8 million described above which were included in selling, general and administrative expenses. Excluding the impact of the special charges of $14.8 million, store operating, selling and administrative expenses as a percentage of net sales were 19.8%.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)

         EBITDA (as defined on page 16) decreased by $102.0 million for the fiscal year ended January 31, 1998 compared to the prior year. The decrease resulted from the factors discussed above. Excluding the special charges of $22.7 million in the provisions for cost of goods sold and selling, general and administrative expenses, EBITDA decreased by $79.3 million to $68.8 million.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization for the fiscal year ended January 31, 1998 increased as a percentage of sales as compared to the fiscal year ended February 1, 1997. The increase was due to the overall decline in sales and the inclusion of Seessel's depreciation for the entire fiscal year.

INTEREST EXPENSE, NET

         Net interest expense increased 5.8% to $88.7 million in the fiscal year ended January 31, 1998 as compared to $83.8 million in the fiscal year ended February 1, 1997 due to higher average debt outstanding.

GAIN OR LOSS ON DIVESTITURE OF STORES

         On January 30, 1998, the Company sold all of the outstanding stock of Seessel's to Albertson's, Inc. for $88.0 million (subject to a purchase price adjustment based on changes in Seessel's working capital from a predetermined date). The Company acquired Seessel's on December 10, 1996 for $50.4 million in cash including direct acquisition costs. The acquisition was accounted for during the fiscal year ended February 1, 1997 using the purchase method. The accompanying consolidated statement of operations for the fiscal year ended January 31, 1998 includes a $16.6 million gain on the sale of Seessel's after giving effect to an estimated purchase price adjustment based on changes in Seessel's working capital from a predetermined date.

         On January 6, 1998, the Company entered into an agreement with Ingles to sell 13 stores located in Georgia for $17.1 million. The transaction was completed on March 12, 1998. A loss on divestiture of stores of $26.6 million was recorded at January 31, 1998 to reflect the estimated loss on divestiture and the closing of two additional stores.

         On January 26, 1998, the Company entered into an agreement with Delchamps, Inc. to purchase four stores located in Alabama for $2.3 million. The transaction was completed on February 17, 1998. Subsequently, the Company closed three of its stores and relocated those stores into three of the stores purchased from Delchamps. A charge of $5.2 million was recorded at January 31, 1998 to reflect the estimated loss related to closing the three stores which were relocated into stores purchased from Delchamps.

         During the fiscal year ended February 1, 1997, management evaluated the Company's market strategy, geographic positioning and store level return on assets. As a result of this evaluation, the Company developed the Divestiture Program during the third quarter of such fiscal year which called for the sale or closure of the Company's distribution center in Vidalia, Georgia and 47 stores. The 47 stores consisted of 33 Piggly Wiggly stores in Georgia, nine FoodMax stores in Georgia and South Carolina, two Food World stores in Florida, one Food World store in Mississippi, one Food World store in Alabama, and one Food Fair store in Alabama.

         As of February 1, 1997, the Divestiture Program had been completed. The Company sold 29 stores to various purchasers and received proceeds of $20.1 million ($12.5 million for fixed assets and $7.6 million for counted inventory). The remaining 18 stores and the Vidalia distribution center were closed.

         The accompanying statement of operations for the fiscal year ended February 1, 1997 includes a charge of $88.6 million for costs associated with the Divestiture Program. This amount consists of a $55.0 million loss on the disposal of fixed assets and intangibles (of which $5.6 million was a reduction of goodwill), $18.5 million in future rental payments, $8.4 million in inventory markdowns and $6.7 million in severance costs, professional fees and other miscellaneous expenses.

LOSS BEFORE INCOME TAXES (BENEFIT) AND EXTRAORDINARY ITEMS

         In the fiscal year ended January 31, 1998, the Company had a loss before income tax benefit of $146.2 million compared to a loss before income taxes and extraordinary items of $80.2 million in the period ended February 1, 1997. The Company considers certain amounts described above under the headings "Impairment and Other Special Charges", "Gross Profit", "Store Operating, Selling and Administrative Expenses", "Depreciation and Amortization", and "Gain or Loss on Divestiture of Stores" to be special charges or credits to operations. Excluding these items (a net of $65.4 million for the fiscal year ended January 31, 1998 and $88.6 million for the fiscal year ended February 1,
1997), the Company would have had a loss before income taxes of $80.8 million for the fiscal year ended January 31, 1998 compared to income of $8.4 million in the prior year.

INCOME TAXES

         During the fiscal year ended January 31, 1998, the Company conducted an evaluation of the future realization of its net deferred tax assets. Based on the results of this evaluation, the Company recorded valuation allowances of $7.8 million (included within the income tax provision) to reflect the determination that these assets may not be realized. SEE "INCOME TAXES" IN NOTE 6 OF THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

         The Company recognized a tax benefit of $30.7 million in the fiscal year ended February 1, 1997 with an effective tax rate of 38%.

EXTRAORDINARY ITEM, NET

         In the fiscal year ended January 31, 1998, the Company prepaid $56.0 million in principal on its term loan facility. As a result of this prepayment, the related debt issuance costs of $1.9 million, net of applicable taxes, were written off.


COMPARISON OF OPERATIONS FOR THE FIFTY-THREE WEEK PERIOD ENDED FEBRUARY 1, 1997 TO THE FIFTY-TWO WEEK PERIOD ENDED JANUARY 27, 1996 (UNAUDITED)

NET SALES

         Net sales increased 0.3% to $2.899 billion for the fifty-three week fiscal year ended February 1, 1997 compared to $2.891 billion for the fifty-two week period ended January 27, 1996. Same store sales decreased 1.2% due to increased competitive activity in the Company's trade areas. The Company's store count decreased from 254 at January 27, 1996 to 218 at February 1, 1997. The change in store count primarily resulted from the Divestiture Program and the acquisition of Seessel's.

GROSS PROFIT

         Gross profit increased as a percentage of net sales from 23.0% to 24.0%. The increase was due to improved buying and pricing practices resulting from the implementation of a new distribution center ordering system and a special charge of $7.8 million in the prior period resulting from a refinement in the Company's inventory valuation methodology based on additional information. Excluding the special charge, the gross profit percentage in the prior period would have been 23.3%.

STORE OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

         Store operating, selling and administrative expenses decreased to $548.2 million, or 18.9% of net sales, in the fiscal year ended February 1, 1997 from $583.1 million, or 20.2% of net sales, in the prior period. The decrease is attributable to the following special items in the prior period: (i) an increase in the Company's estimated liability for self insurance claims of $37.2 million based on the initial use of actuarial assumptions, (ii) a $5.1 million write off of a deposit made in 1992 for three proposed stores that will not be developed,
(iii) the accrual of $2.7 million as a result of the Company's loss of a court appeal related to a claim by the Pension Benefit Guaranty Corporation concerning the termination of an employee pension plan in 1989, (iv) an increase in the accrual related to future lease and other obligations on closed stores of $3.4 million reflecting a change in management's assumptions with respect to anticipated future lease income plus an additional closed store, (v) a $2.5 million write off of leasehold improvements and equipment determined to have no value in stores that have been remodeled, (vi) the write off of a $1.8 million deposit made by the Company for medical benefits under a union plan which, upon execution of the related union contract in November 1995, was determined not to have benefit beyond the current period, and (vii) miscellaneous charges of $1.8 million. Excluding these charges (a total of $54.5 million), store operating, selling and administrative expenses would have increased 3.7% from $528.6 million in the period ended January 27, 1996 to $548.2 million in the fiscal year ended February 1, 1997 due to costs associated with increased promotional activities.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION, AND AMORTIZATION (EBITDA)

         EBITDA was $148.1 million in the fiscal year ended February 1, 1997 compared to $82.9 million in the prior period. The Company considers certain amounts described above under the headings "Gross Profit" and "Store Operating, Selling and Administrative Expenses" to be special charges to operations during the prior period. Excluding these items (a total of $62.3 million), the Company would have had EBITDA of $145.2 million during the period ended January 27, 1996.

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

INTEREST EXPENSE, NET

         Net interest expense increased 62.3% to $83.8 million in the fiscal year ended February 1, 1997 as compared to $51.6 million in the period ended January 27, 1996. The increase is attributable to financing incurred in connection with the Merger and the fifty-third week in the fiscal year ended February 1, 1997.

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

         The accompanying statement of operations for the fiscal year ended February 1, 1997 includes a charge of $88.6 million for costs associated with the Divestiture Program. This amount consists of a $55.0 million loss on the disposal of fixed assets and intangibles (of which $5.6 million was a reduction of goodwill), $18.5 million in future rental payments, $8.4 million in inventory markdowns and $6.7 million in severance costs, professional fees and other miscellaneous expenses.

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

LOSS BEFORE INCOME TAXES (BENEFIT) AND EXTRAORDINARY ITEMS

         In the fiscal year ended February 1, 1997, the Company had a loss before income tax benefit and extraordinary items of $80.2 million compared to a loss before income taxes and extraordinary items of $91.0 million in the period ended January 27, 1996. The Company considers certain amounts described above under the headings "Gross Profit", "Store Operating, Selling and Administrative Expenses", "Merger Expenses", "Depreciation and Amortization", "Loss on Divestiture of Stores", and "Impairment of Long-Lived Assets" to be special charges to operations. Excluding these items (a total of $88.6 million for the fiscal year ended February 1, 1997 and $130.3 million for the period ended January 27, 1996), the Company would have had income before income taxes and extraordinary items of $8.4 million for the fiscal year ended February 1, 1997 compared to $39.3 million in the prior period. The decrease in income before income taxes (benefit) and extraordinary items is attributable to the increase in interest expense resulting from the Merger.

INCOME TAXES

         The Company realized a tax benefit of $30.7 million in the fiscal year ended February 1, 1997 compared to a tax benefit of $20.1 million in the period ended January

27, 1996. The effective tax rate was 38% and 23% for the fiscal year ended February 1, 1997 and the period ended January 27, 1996, respectively. The difference in the effective tax rates is primarily a result of the write-off of goodwill of $19.0 million and transaction costs of $13.6 million related to the Merger which are not deductible for tax purposes in the period ended January 27, 1996.

EXTRAORDINARY ITEM, NET

         In the fiscal year ended February 1, 1997, the Company prepaid $65.0 million in principal on its then existing $475.0 million term loan facility entered into in connection with the Merger. As a result of this prepayment, the related debt issuance costs of $1.7 million (net of tax of $1.0 million) were written off. In the period ended January 27, 1996, the Company wrote off debt issuance costs related to the early extinguishment of private placement debt and terminated an interest rate swap agreement, resulting in a $3.7 million loss (net of tax of $2.3 million). Additionally, in January 1996 the Company prepaid $41.0 million principal amount of its $475.0 million term loan facility, resulting in the write off of $1.2 million (net of tax of $0.7 million) of debt issuance costs.

LIQUIDITY AND CAPITAL RESOURCES

         The Company and its subsidiaries are parties to a Revolving Credit and Guaranty Agreement dated as of February 2, 1998, as amended by the First Amendment thereto dated as of March 5, 1998, the Second Amendment thereto dated as of March 25, 1998 and the Third Amendment thereto dated as of April 17, 1998 and as may be amended hereafter (the "Loan Agreement"), with The Chase Manhattan Bank ("Chase"), as agent for itself and any other lenders party thereto. The Loan Agreement was entered into subsequent to the commencement of the Chapter 11 Cases and will terminate upon the earlier of consummation of a plan of reorganization in the Chapter 11 Cases, February 1, 2000, or the Prepayment Date (as such term is defined in the Loan Agreement). The Loan Agreement provides the Company with a revolving line of credit for loans and letters of credit in an aggregate amount not to exceed $200 million outstanding at any one time, including a subfacility of $32 million for the issuance of letters of credit. The Company will use all amounts borrowed under the Loan Agreement for its ongoing working capital needs and for other general corporate purposes of the Company and its subsidiaries. The subsidiaries of the Company are guarantors of the Company's obligations under the Loan Agreement.

         The Loan Agreement contains certain restrictive covenants which, among other things, require the Company to maintain a minimum cumulative EBITDA as measured at the end of each of the Company's fiscal periods. The restrictive covenants also limit the Company's capital expenditures and dividends and the ability of the Company to grant liens and incur additional indebtedness.

         As of April 17, 1998, the Company had no borrowings outstanding under the Loan Agreement but had utilized $1.2 million of the Loan Agreement to issue letters of credit. The Company expects that its cash flow from operations and borrowings under the Loan

Agreement will provide it with sufficient liquidity to conduct its operations while the Chapter 11 Cases are pending.

         Prior to the commencement of the Chapter 11 Cases, the Company and several lending institutions were parties to a Credit Agreement dated as of August 18, 1995, as amended and restated as of June 2, 1997, and as further amended as of September 5, 1997 and as of December 1, 1997 (the "Credit Agreement"). The Credit Agreement provided for a revolving credit facility of $200 million (the "Revolving Credit Facility") and a term loan facility of $350 million (the "Term Loan Facility"). As of January 31, 1998, the Company had $164.5 million outstanding under the Revolving Credit Facility and $294.0 million outstanding under the Term Loan Facility. SEE "SHORT-TERM BORROWINGS AND LONG-TERM DEBT" IN NOTE 7 OF THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. The Company's obligations under the Credit Agreement are among the liabilities of the Company subject to settlement under the Chapter 11 Cases.

         Operating activities used $101.0 million and generated $78.7 million, respectively, in the fiscal years ended January 31, 1998 and February 1, 1997. The items most significantly influencing this change were the reduction in gross profit and an increase in inventory before consideration of the current year divestitures and special charges.

         Cash flows provided by investing activities were $62.3 million in the fiscal year ended January 31, 1998 compared to a use of $95.7 million in the prior fiscal year. Capital expenditures were $70.1 million for the current year compared to $62.0 million in the prior year. The Company's capital expenditures were primarily related to the remodeling of 15 stores and investments in systems technology, including new point-of-sale cash registers which have been installed in 147 of the Company's stores. Cash flows from investing activities for the fiscal year ended January 31, 1998 reflect $131.8 million in proceeds related to the sale of certain properties and assets, which includes $86.9 million in proceeds related to the sale of Seessel's, net of cash sold.

         Cash flows provided by financing activities were $36.7 million for the fiscal year ended January 31, 1998 compared to cash flows used in financing activities of $35.4 million for the prior year. Current year financing activities include $101.0 million in net borrowings under the Revolving Credit Facility (excluding transfers from the Term Loan Facility to the Revolving Credit Facility). Reduction of long-term debt and capitalized leases, net of borrowings, was $60.3 million in the current year. Prior year financing activities primarily consisted of a $65.0 million prepayment under the Company's previous term loan facility.

         The Company's present plans call for total capital expenditures of approximately $65.0 million in the fiscal year ending January 30, 1999. These plans are subject to change from time to time and the actual amount spent may vary materially from the amount presented above. The Company had no material commitments in connection with these planned capital expenditures at January 31, 1998.

         Based on the continued deterioration of the Company's operating performance, the Company determined that its capital resources were not sufficient to sustain the

Company's capital and working capital requirements over the long term. On February 2, 1998, the Company failed to make the required semi-annual $21 million interest payment due under the Company's 10 1/2% Senior Subordinated Notes. SEE "SUBSEQUENT EVENTS--PROCEEDINGS UNDER CHAPTER 11 AT NOTE 2 OF THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS". On the same date, the Company filed the Chapter 11 Cases. The Company's long-term liquidity and the adequacy of the Company's capital resources cannot be determined until a plan of reorganization has been developed and confirmed in connection with the Chapter 11 Cases.

YEAR 2000

         The Company has appointed a project team to review its purchased and developed software for Year 2000 compliance. Systems which require modification or replacement have been identified and a plan for addressing issues has been established. Purchased hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to the project are being expensed as incurred. Based on current estimates, the Company anticipates that it will incur costs of approximately $15 million during the next two fiscal years for Year 2000 compliance. Management expects to have substantially all of the system and application changes completed during the first half of calendar year 1999 and believes that its level of preparedness is appropriate. If such changes are not made, or are not timely, the Year 2000 issue could have a material impact on the operations of the Company.

RECENT PRONOUNCEMENTS OF THE FASB

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which requires the reporting and display of comprehensive income and its components in an entity's financial statements. SFAS No. 130 is not expected to have a material impact on the Company. Also issued in June 1997 was SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be required. Because the Company operates primarily in the retail grocery industry, management believes that the implementation of SFAS No. 131 will have no significant impact on future financial reporting. Companies are required to adopt these statements in fiscal years beginning after December 15, 1997.

CAUTIONARY STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 in connection with the forward-looking statements contained in this Form 10-K Report. Accordingly, the Company hereby identifies the following important factors which could cause the Company's financial results to differ materially from any such results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements:

                  (a) Heightened competition, including specifically the intensification of price competition; the entry of new competitors; and the expansion, renovation and opening of new stores by new and existing competitors.

                  (b) Failure to obtain new customers or retain existing customers.

                  (c) Inability to carry out marketing, sales and capital plans.

                  (d) Insufficiency of financial resources to renovate and expand the Company's store base.

                  (e) Prolonged dispute with labor.

                  (f) Economic downturn in the Southeast region.

                  (g) Loss or retirement of key executives.

                  (h) Higher selling, general and administrative expenses occasioned by the need for additional advertising, marketing, administrative, or management information systems expenditures.

                  (i) Adverse publicity and news coverage.

                  (j) Adverse effects resulting from the commencement and prosecution of the Chapter 11 Cases.

                  (k) Adverse effects resulting from Year 2000 compliance problems experienced by the Company or its significant vendors.

                  (l) Adverse effects resulting from the recent accident at the Company's distribution facility. SEE PART 1, ITEM 1 OF THIS FORM 10-K REPORT UNDER THE CAPTION "PURCHASING, WAREHOUSING AND DISTRIBUTION."

         The foregoing review of factors pursuant to the Private Litigation Securities Reform Act of 1995 should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to this filing.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Not Applicable.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         BRUNO'S, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     JANUARY 31, 1998 AND FEBRUARY 1, 1997
           (Amounts in Thousands, Except Share and Per Share Amounts)

                                                                      JANUARY 31,              FEBRUARY 1,
ASSETS                                                                   1998                      1997
--------------------------------------------------------------        -----------              -----------
CURRENT ASSETS:

   Cash and cash equivalents .................................        $     2,888              $     4,908
   Receivables ...............................................             13,418                   20,480
   Inventories ...............................................            180,274                  181,786
   Prepaid expenses ..........................................              6,676                   10,468
   Refundable income taxes ...................................                665                    1,373
   Deferred income taxes .....................................                 --                   14,534
                                                                       ----------              -----------
     Total Current Assets ....................................            203,921                  233,549
                                                                       ----------              -----------


PROPERTY AND EQUIPMENT, NET                                               377,670                  466,997
                                                                       ----------              -----------

OTHER ASSETS:


   Deferred debt issuance costs, net .........................             27,760                   29,874
   Goodwill, net .............................................              9,534                   50,824
   Franchise rights, net .....................................                  0                    3,161
   Investment in joint venture ...............................              2,518                    3,646
   Other, net ................................................              1,562                    3,380
                                                                       ----------              -----------

     Total Other Assets ......................................             41,374                   90,885
                                                                       ----------              -----------


       TOTAL ASSETS ..........................................           $622,965                 $791,431
                                                                       ==========              ===========


LIABILITIES AND SHAREHOLDERS'                                         JANUARY 31,              FEBRUARY 1,
INVESTMENT(DEFICIENCY IN NET ASSETS)                                      1998                    1997
--------------------------------------------------------------        -----------              -----------
CURRENT LIABILITIES:
 Current maturities of long-term debt
   and capitalized lease obligations..........................         $    4,028              $     2,491
 Accounts payable ............................................            105,011                  149,614
 Accrued payroll and related expenses                                      12,294                   20,360
 Self-insurance reserves .....................................              7,064                    8,058
 Closed store accrual.........................................             10,365                    5,373
 Other accrued expenses ......................................             32,041                   25,839
 Accrued interest ............................................             24,727                   22,630
                                                                       ----------              -----------
   Total Current Liabilities .................................            195,530                  234,365
                                                                       ----------              -----------
NON-CURRENT LIABILITIES:
 Long-term debt ..............................................            858,630                  813,722
 Capitalized lease obligations ...............................             11,906                   12,415
 Deferred income taxes .......................................                  0                    6,742
 Self-insurance reserves .....................................             22,372                   25,518
 Closed store accrual ........................................             15,276                   20,217
 Other non-current liabilities ...............................              4,300                    8,601
                                                                       ----------              -----------
   Total Non-current Liabilities .............................            912,484                  887,215
                                                                       ----------              -----------
COMMITMENTS AND CONTINGENCIES (Notes 2 & 13)

SHAREHOLDERS' INVESTMENT
 (DEFICIENCY IN NET ASSETS):
 Common stock, $.01 par value,
   60,000,000 shares authorized; 25,507,982
   (1997), and 25,333,607 (1996) issued and outstanding  .....                255                      253
 Paid-in capital .............................................           (586,944)                (587,624)
 Retained earnings ...........................................            103,411                  259,314
 Shareholders' notes receivable ..............................             (1,771)                  (2,092)
                                                                       ----------              -----------
Total shareholders' investment
   (deficiency in net assets) ................................           (485,049)                (330,149)
                                                                       ----------              -----------
 TOTAL LIABILITIES AND
   SHAREHOLDERS' INVESTMENT
   (DEFICIENCY IN NET ASSETS) ................................         $  622,965              $   791,431
                                                                       ==========              ===========

                See notes to consolidated financial statements.

                         BRUNO'S, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

         FOR THE FISCAL YEARS ENDED JANUARY 31, 1998, FEBRUARY 1, 1997,
    THE THIRTY WEEK PERIOD ENDED JANUARY 27, 1996, AND THE FISCAL YEAR ENDED
                                  JULY 1, 1995

           (Amounts in Thousands, Except Share and Per Share Amounts)


                                                            JANUARY 31,   FEBRUARY 1,     JANUARY 27,          JULY 1,
                                                               1998           1997           1996               1995
                                                            (52 WEEKS)    (53 WEEKS)       (30 WEEKS)        (52 WEEKS)
                                                           -----------    -----------    ------------      ------------
NET SALES .............................................    $ 2,560,271    $ 2,899,044    $ 1,674,659       $ 2,869,569
                                                           -----------    -----------    -----------       -----------
COSTS AND EXPENSES:
  Cost of products sold ...............................      1,992,323      2,202,753      1,291,847         2,196,556
  Store operating, selling and administrative expenses.        521,752        548,210        339,367           544,936
  Depreciation and amortization .......................         61,014         55,911         35,453            54,031
  Interest expense, net ...............................         88,659         83,794         42,149            20,784
  Loss on divestiture of stores .......................         31,877         88,588             --                --
  Impairment of long-lived assets .....................         27,438             --         35,411                --
  Merger Expense ......................................             --             --         29,610                --
  Gain on sale of Seessel's ...........................        (16,581)            --             --                --
                                                           -----------    -----------    -----------      ------------
                                                             2,706,482      2,979,256      1,773,837         2,816,307
                                                           -----------    -----------    -----------      ------------
  Income (loss) before income taxes
  (benefit) and extraordinary item ....................       (146,211)       (80,212)       (99,178)           53,262

PROVISION (BENEFIT) FOR INCOME TAXES ..................          7,792        (30,697)       (22,879)           19,920
                                                           -----------    -----------    -----------      ------------
  Income (loss) before extraordinary item .............       (154,003)       (49,515)       (76,299)           33,342

EXTRAORDINARY ITEM, NET ...............................         (1,900)        (1,674)        (4,902)               --
                                                           -----------    -----------    -----------      ------------
NET INCOME (LOSS) .....................................    $  (155,903)   $   (51,189)   $   (81,201)     $     33,342
                                                           -----------    -----------    -----------      ------------

INCOME (LOSS) PER BASIC AND DILUTED
  COMMON SHARE:
  Income (loss) before extraordinary item..............    $     (6.07)   $     (1.97)   $     (2.06)     $       0.43
  Extraordinary item, net .............................          (0.08)         (0.06)         (0.13)               --
                                                           -----------    -----------    -----------      ------------
  Net income (loss) ...................................    $     (6.15)   $     (2.03)   $     (2.19)     $       0.43
                                                           ===========    ===========    ===========      ============

  Weighted average number of common shares
  outstanding (basic and diluted)......................     25,365,440     25,183,559     37,006,175        77,571,000
                                                           ===========    ===========    ===========      ============


                See notes to consolidated financial statements.

                         BRUNO'S, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT (DEFICIENCY IN NET ASSETS)

         FOR THE FISCAL YEARS ENDED JANUARY 31, 1998, FEBRUARY 1, 1997,
   THE THIRTY WEEK PERIOD ENDED JANUARY 27, 1996, AND THE FISCACL YEAR ENDED
                                  JULY 1, 1995

           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                              COMMON STOCK                                                         TREASURY STOCK
                                         ---------------------                                                   ------------------
                                           NUMBER                PAID-IN     RETAINED         SHAREHOLDERS'       NUMBER
                                          OF SHARES     AMOUNT   CAPITAL     EARNINGS     NOTES RECEIVABLE NET   OF SHARES  AMOUNT
                                         -----------    ------   ---------   ---------    --------------------   ---------  -------
BALANCE, JULY 2, 1994                     78,090,441    $  781   $  41,999   $ 378,574    $                  -   $       -  $     -

   Net income                                      -         -           -      33,342                       -           -        -
   Stock bonus and option plan activity        7,900         -           9           -                       -           -        -
   Cash dividends ($.26 per share)                 -         -           -     (20,212)                      -           -        -
   Repurchase of common stock                      -         -           -           -                       -     595,020    4,679
                                         -----------    ------   ---------   ---------    --------------------   ---------  -------
BALANCE, JULY 1, 1995                     78,098,341       781      42,008     391,704                       -     595,020   (4,679)

   Net loss                                        -         -           -     (81,201)                      -           -        -
   Redemption of common stock            (73,329,659)     (733)   (879,223)          -                       -           -        -
   Sale of common stock                   20,833,333       208     249,792           -                       -           -        -
   Retirement of treasure stock             (595,000)       (6)     (4,673)          -                       -    (595,020)   4,679
                                         -----------    ------   ---------   ---------    --------------------   ---------  -------
BALANCE, JANUARY 27, 1996                 25,007,015       250    (592,096)    310,503                       -   $       -  $     -
                                                                                                                 =========  =======
   Net loss                                        -         -           -     (51,189)                      -
   Issuance of common stock to officers
     and other executives                    326,592         3       4,472           -                  (2,092)
                                         -----------    ------   ---------   ---------    --------------------
BALANCE, FEBRUARY 1, 1997                 25,333,607       253    (587,624)    259,314                  (2,092)

   Net loss                                                                   (155,903)
   Issuance of common stock to officers
      and other executives                   174,375         2         680                                 321
                                         -----------    ------   ---------   ---------    --------------------
BALANCE, JANUARY 31, 1998                 25,507,982    $  255   $(586,944)  $ 103,411    $             (1,771)
                                         ===========    ======   =========   =========    ====================

                See notes to consolidated financial statements.

                         BRUNO'S, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

         FOR THE FISCAL YEARS ENDED JANUARY 31, 1998, FEBRUARY 1, 1997, THE THIRTY WEEK PERIOD ENDED JANUARY 27, 1996, AND THE FISCAL YEAR ENDED
                                  JULY 1, 1995

                             (Amounts in Thousands)


                                                                                              JANUARY 31,     FEBRUARY 1,
                                                                                                  1998           1997
                                                                                              (52 WEEKS)      (53 WEEKS)
                                                                                              -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .....................................................................    $ (155,903)     $ (51,189)
                                                                                              ----------      ---------
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Extraordinary item, net .............................................................         1,900          1,674
     Depreciation and amortization, including amortization of debt issuance costs ........        65,250         60,256
     Deferred income taxes ...............................................................         7,792        (28,939)
     Compensation expense related to sale of stock .......................................             0            440
     Provision for bad debts .............................................................         3,741          3,371
     Increase (decrease) in self-insurance reserve .......................................        (8,140)        (5,571)
     Increase (decrease) in closed store accrual before loss on divestiture ..............        (5,181)        (6,607)
     (Gain) loss on sale of assets, net ..................................................       (18,165)           641
     Loss on divestiture .................................................................        31,877         88,588
     Non cash impairment and other special charges .......................................        43,521             --
     (Increase) decrease in assets, net of special items
       Receivables .......................................................................         1,624          3,880
       Inventories .......................................................................       (20,153)        24,475
       Prepaid expenses ..................................................................         2,275          1,752
       Other noncurrent assets ...........................................................          (957)           238
     Increase (decrease) in liabilities, net of special items:
       Accounts payable ..................................................................       (35,110)       (27,927)
       Accrued income taxes ..............................................................           708           (863)
       Accrued payroll and related expenses ..............................................        (7,584)          (307)
       Other accrued expenses ............................................................        (8,457)        14,737
       Deferred compensation .............................................................            --             --
                                                                                              ----------      ---------
         Total adjustments ...............................................................        54,941        129,838
                                                                                              ----------      ---------
         Net cash provided by (used in) operating activities .............................      (100,962)        78,649
                                                                                              ----------      ---------


                                                                                               JANUARY 27,      JULY 1,
                                                                                                  1996           1995
                                                                                               (30 WEEKS)     (52 WEEKS)
                                                                                              -----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .....................................................................    $  (81,201)     $  33,342
                                                                                              ----------      ---------
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Extraordinary item, net .............................................................         4,902             --
     Depreciation and amortization, including amortization of debt issuance costs ........        37,522         54,031
     Deferred income taxes ...............................................................       (26,492)        (8,867)
     Compensation expense related to sale of stock .......................................            --             --
     Provision for bad debts .............................................................         7,659             --
     Increase (decrease) in self-insurance reserve .......................................        15,000         21,701
     Increase (decrease) in closed store accrual before loss on divestiture ..............         3,400          2,996
     (Gain) loss on sale of assets, net ..................................................          (727)        (2,781)
     Loss on divestiture .................................................................            --             --
     Non cash impairment and other special charges .......................................        35,411             --
     (Increase) decrease in assets, net of special items
       Receivables .......................................................................         2,307          4,645
       Inventories .......................................................................        34,177          5,281
       Prepaid expenses ..................................................................        (1,698)          (290)
       Other noncurrent assets ...........................................................         3,118            208
     Increase (decrease) in liabilities, net of special items:
       Accounts payable ..................................................................        52,622          5,949
       Accrued income taxes ..............................................................          (513)         1,096
       Accrued payroll and related expenses ..............................................        (2,721)         2,139
       Other accrued expenses ............................................................        15,166          5,814
       Deferred compensation .............................................................            --            399
                                                                                              ----------      ---------
         Total adjustments ...............................................................       179,133         92,321
                                                                                              ----------      ---------
         Net cash provided by (used in) operating activities .............................        97,932        125,663
                                                                                              ----------      ---------

                See notes to consolidated financial statements.

                                                                                              JANUARY 31,    FEBRUARY 1,
                                                                                                 1998           1997
                                                                                              (52 WEEKS)     (53 WEEKS)
                                                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property ........................................................        44,954         13,787
   Acquisition, net of cash acquired .....................................................            --        (47,479)
   Proceeds from sale of Seessel's, net of cash sold .....................................        86,875             --
   Receipts on shareholder notes receivable ..............................................           506
   Capital expenditures ..................................................................       (70,078)       (62,012)
                                                                                              ----------     ----------
         Net cash provided by (used in) investing activities .............................        62,257        (95,704)
                                                                                              ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings (repayments) under line of credit, net .....................................       101,000         44,500
   Proceeds from issuance of long-term debt ..............................................            --             --
   Debt issuance costs ...................................................................        (4,022)            --
   Reduction of long-term debt and capitalized lease obligations .........................        (4,283)        (1,891)
   Seessel's debt repayment ..............................................................            --        (14,976)
   Payments for early extinguishment of debt .............................................       (56,000)       (65,000)
   Redemption of common stock ............................................................           (10)            --
   Proceeds from sale of common stock ....................................................            --          1,943
   Proceeds from exercise of stock options ...............................................            --             --
   Dividends paid ........................................................................            --             --
                                                                                              ----------     ----------
         Net cash provided by (used in) financing activities .............................        36,685        (35,424)
                                                                                              ----------     ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................................        (2,020)       (52,479)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........................................         4,908         57,387
                                                                                              ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................................    $    2,888     $    4,908
                                                                                              ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: .......................................            --
   Cash paid (received) during the period for:
     Interest ............................................................................    $   83,390     $   79,450
     Income taxes, net of refunds ........................................................    $     (640)    $     (879)

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
   Shareholder's notes receivable issued under stock sale ................................    $     (692)    $   (2,092)



                                                                                               JANUARY 27,      JULY 1,
                                                                                                  1996           1995
                                                                                               (30 WEEKS)     (52 WEEKS)
                                                                                              ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property ........................................................           911         28,805
   Acquisition, net of cash acquired .....................................................            --             --
   Proceeds from sale of Seessel's, net of cash sold .....................................            --             --
   Receipts on shareholder notes receivable ..............................................
   Capital expenditures ..................................................................       (26,437)       (54,838)
                                                                                              ----------     ----------
         Net cash provided by (used in) investing activities .............................       (25,526)       (26,033)
                                                                                              ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings (repayments) under line of credit, net .....................................            --             --
   Proceeds from issuance of long-term debt ..............................................       875,000             --
   Debt issuance costs ...................................................................       (39,900)            --
   Reduction of long-term debt and capitalized lease obligations .........................      (205,079)       (79,091)
   Seessel's debt repayment ..............................................................            --             --
   Payments for early extinguishment of debt .............................................       (41,000)            --
   Redemption of common stock ............................................................      (879,956)        (4,679)
   Proceeds from sale of common stock ....................................................       250,000             --
   Proceeds from exercise of stock options ...............................................            --              9
   Dividends paid ........................................................................            --        (20,212)
                                                                                              ----------     ----------
         Net cash provided by (used in) financing activities .............................       (40,935)      (103,973)
                                                                                              ----------     ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................................        31,471         (4,343)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........................................        25,916         30,259
                                                                                              ----------     ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................................    $   57,387     $   25,916
                                                                                              ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: .......................................
   Cash paid (received) during the period for:
     Interest ............................................................................    $   28,403     $   18,993
     Income taxes, net of refunds ........................................................    $     (648)    $   27,558

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
   Shareholder's notes receivable issued under stock sale ................................    $       --     $       --


                See notes to consolidated financial statements.

                         BRUNO'S, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        FOR THE FISCAL YEARS ENDED JANUARY 31, 1998 AND FEBRUARY 1, 1997,
                 THE THIRTY WEEK PERIOD ENDED JANUARY 27, 1996,
                     AND THE FISCAL YEAR ENDED JULY 1, 1995
                (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE
                     AMOUNTS AND EXCEPT AS OTHERWISE NOTED)


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


2.   SUBSEQUENT EVENTS -- PROCEEDINGS UNDER CHAPTER 11

         On February 2, 1998, the Company and each of its 11 subsidiaries filed a petition for reorganization under chapter 11 of title 11 of the United States Code ("the Bankruptcy Code"). The petitions were filed in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") under case numbers 98-212(SLR) through 98-223(SLR) (the "Chapter 11 Cases"). The Chapter 11 Cases have been procedurally consolidated for administrative purposes. The Company and its subsidiaries will continue to manage their affairs and operate their business as debtors-in-possession while the Chapter 11 Cases are pending. As a debtor-in-possession, the Company may not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court. As part of the Chapter 11 Cases, the Company will develop a reorganization plan that will restructure the liabilities of the Company. The reorganization plan will be subject to the approval of the Bankruptcy Court and the Company's creditors.

         In accordance with the Bankruptcy Code, the Company may seek court approval for the rejection of executory contracts and unexpired leases, including real property leases. In connection with the Chapter 11 Cases, a review is being undertaken of all the Company's obligations under its executory contracts, including real property leases.

         Subsequent to the filing of the Chapter 11 Cases, the Company entered into a Revolving Credit and Guaranty Agreement (the "Loan Agreement") with The Chase Manhattan Bank ("Chase") to provide secured debtor-in-possession financing. The Loan Agreement, as amended, provides for borrowings dependent upon the Company's level of inventory, real estate and the amount of claims from certain vendors with maximum borrowings of $200 million. The Loan Agreement grants a security interest in substantially all of the Company's assets. Advances under the Loan Agreement bear interest at Chase's Alternative Base Rate (as defined in the Loan Agreement) plus 3/4 of 1%.The Loan Agreement contains certain restrictive covenants which, among other things, require the Company to maintain a minimum cumulative EBITDA as measured at the end of each of the Company's fiscal periods. The restrictive covenants also limit the Company's capital expenditures and dividends and the ability of the Company to grant liens and incur additional indebtedness. The Loan Agreement will terminate upon the earlier of consummation of a plan of reorganization in the Chapter 11 Cases, February 1, 2000 or a Prepayment Date (as such term is defined in the Loan Agreement).

         The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recent losses from operations, significant shareholder deficiency, and the related Chapter 11 Cases raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, (i) the Company's ability to obtain and comply with debtor-in-possession financing agreements, (ii) confirmation of a plan of reorganization under the Bankruptcy Code, (iii) the Company's ability to achieve profitable operations after such confirmation, and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations.

         A plan of reorganization could materially change the amounts currently recorded in the financial statements. The financial statements do not give effect to any adjustment to the carrying value of assets or amounts and classifications of liabilities that might be necessary as a result of the Chapter 11 Cases. During the fiscal year ended January 31, 1998, the Company incurred $1.6 million in charges related to the Chapter 11 Cases.


3.   MERGER ACTIVITIES

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

         As a result of the Merger, affiliates of KKR own approximately 81.7% of the outstanding shares of the Company's common stock and warrants (the "Warrant") to purchase up to an additional 10 million shares of common stock in the aggregate at an exercise price of $12.00 per share, subject to certain adjustments. Each Warrant is exercisable in whole or in part for a ten-year period following the Merger and, upon exercise, may be exchanged, at the option of the holder, for either (i) such number of shares of the Company's common stock for which the Warrant is then exercisable upon payment by the holder to the Company of the aggregate exercise price or (ii) that number of shares of the Company's common stock having a value equal to the difference between the "fair market value" at the time of exercise of such number of shares of common stock for which the Warrant is then exercisable and the aggregate exercise price. If the Warrants had been exercised in full by the payment of the aggregate cash exercise price immediately after the Merger, affiliates of KKR would hold approximately 88% of the shares of the Company's common stock outstanding.

         The Merger was primarily financed by the proceeds of term loans ($475.0 million), debt securities ($400.0 million), an equity contribution by an affiliate of KKR ($250.0 million) and the application of a portion of the Company's cash balances. These proceeds were applied to redeem common stock ($880.0 million), repay historical debt ($200.0 million) and terminate an interest swap agreement ($5.6 million), and to pay debt issuance costs ($39.9 million) and expenses relating to the Merger ($29.6 million). In connection with the Merger, the Company paid KKR a fee of $15.0 million on the closing date of the Merger. Prior to the commencement of the Chapter 11 Cases, the Company paid KKR an annual fee of $1.0 million for management, consulting and financial services provided to the Company. KKR has agreed to waive its annual fee for the duration of the Chapter 11 Cases. Merger expenses include the settlement by the Company of all outstanding stock options in cash and the expense associated with the Company's employment continuity and deferred compensation agreements becoming fully vested as a result of the Merger ($12.7 million).


4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

INVENTORIES

         Substantially all inventories are valued at the lower of cost using the last-in, first-out ("LIFO") method or market. Under the first-in, first-out ("FIFO") cost method of accounting, inventories would have been $8.9 million higher than reported for the fiscal years ended January 31, 1998 and February 1, 1997.

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

IMPAIRMENT OF LONG-LIVED ASSETS

         During the fiscal year ended January 31, 1998, the Company recognized impairment losses of $27.4 million consisting of (i) a $12.2 million reduction in the carrying value of certain excess real properties, (ii) a $6.8 million write-down of real property, leasehold improvements, and goodwill at operating stores, (iii) a $3.2 million write-off of franchise rights and signage relating to the termination of a franchise agreement, and (iv) a $5.2 million write-off of assets no longer utilized. During the period ended January 27, 1996, in which the Company initially adopted SFAS 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company recognized impairment losses of $35.4 million including (i) a $32.1 million write-down of real property, leasehold improvements, and goodwill at operating stores, and (ii) a $3.3 million reduction in the carrying value of certain real property.

         The reductions to fair value were based on management's estimate of the amount that could be realized from the sale of assets in a current transaction between willing parties based on professional appraisals, offers, and other indications of fair market value. Operating stores were evaluated by estimating future cash flows on an undiscounted basis and identifying stores where such cash flows were less than the carrying value of the stores' assets, including intangible assets where applicable. Franchise rights and assets no longer utilized are assumed to have minimal value.

INTANGIBLES

         The Company's intangibles are as follows:

         - Franchise rights (which is reflected net of accumulated amortization of $3.0 million at February 1, 1997) represents amounts assigned to a franchise agreement with Piggly Wiggly Company that were being amortized on a straight-line basis over 40 years (amortization of $0.2 million for the fiscal year ended February 1, 1997, $0.2 million for the thirty week period ended January 27, 1996, and $0.3 million for the period ended July 1,
              1995). The remaining amounts assigned to franchise rights were written off during the fiscal year ended January 31, 1998 as a result of the termination of the franchise agreement.

         - Goodwill represents amounts incurred in the acquisition of Piggly Wiggly Southern, which is being amortized on a straight-line basis over 40 years. Based on the outcome of the bankruptcy proceedings, the Company may re-evaluate the remaining service life of Goodwill. In connection with the sale of Seessel Holdings, Inc.
              on January 30, 1998 (see Note 12), the Company reduced goodwill by $37 million.

         - Debt issuance costs (which are reflected net of accumulated amortization of $15.2 million and $11.0 million at January 31, 1998 and February 1, 1997, respectively) represent costs incurred in issuing the Company's credit facility and Senior Subordinated Notes (1996). These costs are being amortized using the interest method over the respective lives of the debt, without giving effect to any changes that may result from the outcome of the Chapter 11 Cases.

         The Company periodically reviews intangible assets to assess recoverability, and impairments are recognized in operating results if a permanent diminution in value occurs.

INVESTMENT IN JOINT VENTURE

         A subsidiary of the Company maintains a 50% interest in a joint venture with Metropolitan Life Insurance Company. The real property on which five of the Company's stores are located is owned by the joint venture and leased to the Company and its subsidiaries. The Company's investment in this joint venture ($2.5 million at January 31, 1998 and $3.6 million at February 1, 1997) is accounted for on the equity method and taxable income or loss is allocated directly to the joint venture partners. Results of operations for this joint venture were not significant for any of the periods presented.

SELF INSURANCE ACCRUALS

         The Company is substantially self-insured with respect to general liability, workers' compensation and non-union employee medical claims. Stop-loss insurance coverage is maintained in amounts determined to be adequate by management. Prior to the third quarter of the fiscal year ended July 1, 1995, the Company utilized case estimates of probable liabilities prepared by experienced parties using all available claims data as to the extent of losses and related costs to estimate required balance sheet reserves for such claims. As of the third quarter of the fiscal year ended July 1, 1995, the Company began using actuarial estimation techniques to evaluate its accrual for such claims and recorded an adjustment to increase these self-insurance reserves by approximately $22.2 million as a change in accounting estimate. During the thirty week period ended January 27, 1996, management revised its estimate of the self-insurance reserve and, accordingly, increased this reserve by $15.0 million. At January 31, 1998 and February 1, 1997, the self-insurance reserves were discounted at 5%, the estimated risk free borrowing rate. Although considerable variability is inherent in such estimates, management believes that the self-insurance reserves are adequate. These estimates are continually reviewed by management and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations.

         A summary of the related amounts charged to expense and claims paid is as follows:


                                                            Expense                      Claims paid
                                                     ----------------------         ----------------------
      Period ended:
      January 31, 1998                                      $28,341                        $30,455
      February 1, 1997                                       27,137                         31,940
      January 27, 1996                                       33,338                         18,338
      July 1, 1995                                           49,500                         27,900

CLOSED STORE EXPENSE

         Upon the decision to close a store, the Company accrues estimated future costs, if any, which may include lease payments or other costs of holding the facility, net of estimated future income. In the fiscal year ended January 31, 1998, the Company increased the closed store accrual by $5.2 million to reflect the estimated loss related to closing the three stores which were relocated into stores purchased from Delchamps. In the fiscal year ended January 31, 1998, the Company also charged $5.1 million against the reserve established in the prior year, primarily representing continuing rent obligations. In the fiscal year ended February 1, 1997, the Company increased the closed store accrual by $17.0 million. The increase represents the present value (discounted at the Company's incremental borrowing rate) of estimated future expenses of the 18 stores and the distribution center that were closed pursuant to the Divestiture Program (see Note 11) offset by the payment of continuing obligations for previously closed facilities. In the thirty week period ended January 27, 1996, the Company revised this accrual to reflect lower anticipated future income on certain stores based on the Company's most recent experience. The effect of this change in estimate was to increase the closed store accrual by approximately $2.6 million. In addition, during the period ended January 27, 1996, the Company accrued a charge of $0.8 million for an additional store closed during the period.

ADVERTISING EXPENSE

         The Company generally expenses advertising costs as incurred. Advertising expenses for the fiscal years ended January 31, 1998 and February 1, 1997, the thirty week period ended January 27, 1996, and the fiscal year ended July 1, 1995 were $33.3 million, $37.6 million, $21.2 million, and $31.3 million, respectively.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

         Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, provides an option either to continue the Company's current method of accounting for stock-based compensation in accordance with Accounting Principals Board (APB) No. 25, Accounting for Stock Issued to Employees, or to adopt the fair value method of accounting which would require the Company to expense, over the service or vesting period, the fair value of employee stock-based compensation at the date of grant. The Company has elected to continue to account for such plans under the provisions of APB No.
25. The pro forma disclosures of net income (loss) per share as if the Company had adopted the new recognition criteria required by SFAS No. 123 are presented in Note 8.

INCOME (LOSS) PER COMMON SHARE

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share, which supersedes APB Opinion No. 15, Earnings per Share, for periods ending after December 15, 1997 including interim periods. Under SFAS 128, "basic" loss per share is computed based on the weighted average number of common shares outstanding during the respective periods while "diluted" loss per share considers the impact of any dilutive stock options or warrants outstanding (potential common shares). For the fiscal years ended January 31, 1998 and February 1, 1997, and the thirty week period ended January 27, 1996, potentially dilutive shares totaling 10,993,292, 10,851,667 and 10,000,000 have been excluded from the income (loss) per share calculation because they would have been anti-dilutive. Adoption of SFAS No. 128 resulted in no change to previously reported income (loss) per share amounts.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         In preparing disclosures about the fair value of financial instruments, the Company has assumed that the carrying amount approximates fair value for cash and cash equivalents, receivables, short-term borrowings, accounts payable and certain accrued expenses because of the short maturities of those instruments, and for the self-insurance and closed store reserves which are presented on a discounted basis. The fair values of long-term debt instruments and financial derivatives are based upon quoted market values (if applicable), or the current interest rate environment and remaining term to maturity. Such fair values are subject to the impact of the bankruptcy proceedings described in
Note 2.

DERIVATIVES

         As part of its interest rate management strategy, in order to hedge or mitigate identifiable economic risks, the Company entered into an interest rate collar arrangement during the fiscal year ended February 1, 1997, on $150.0 million in outstanding debt through May 18, 1999. Under this agreement, the Company's interest rate on the notional amount will fluctuate when the three month Libor rate is between 5.5% and 8.59%. If at any settlement date, the three month Libor rate exceeds 8.59%, the Company's base interest rate is capped and the Company receives the net difference; if at any settlement date, three month Libor is below 5.5%, the Company must pay the net difference to its counterparty. The fair market value of this interest rate collar at January 31, 1998 was ($0.3) million. Until August 1995, the Company maintained an interest rate swap agreement. Under this interest rate swap the Company agreed with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated by reference to an agreed notional principal amount. Amounts receivable and payable under the interest rate swap agreement were accrued as interest income and interest expense, respectively.

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

FISCAL YEAR END CHANGE

         In December 1995, the Company elected to change its fiscal year end to the Saturday closest to January 31 from the Saturday closest to June 30 to be consistent with the predominant practice in the Company's industry. The change of fiscal year resulted in a transition period of thirty weeks beginning July 2, 1995 and ending January 27, 1996.

RECENT PRONOUNCEMENTS OF THE FASB

         In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which requires the reporting and display of comprehensive income and its components in an entity's financial statements. SFAS No. 130 is not expected to have a material impact on the Company. Also issued in June 1997 was SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be required. Because the Company operates primarily in the retail grocery industry, management believes that the implementation of SFAS No. 131 will have no significant impact on future financial reporting. Companies are required to adopt these statements in fiscal years beginning after December 15, 1997.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current period presentation.

5.    PROPERTY AND EQUIPMENT, NET

         Property and equipment, net, consists of the following:


                                                                   January 31,              February 1,
                                                                      1998                      1997
                                                                  -------------             ------------
     Land.................................................        $      39,186             $     61,585
     Buildings............................................              175,339                  218,908
     Equipment............................................              416,603                  403,946
     Construction in progress.............................                3,385                    8,045
     Leasehold improvements...............................               48,577                   62,729
     Investment in property under capital leases..........               24,531                   21,141
     Leasehold interests..................................                2,418                    4,021
                                                                   -------------            -------------
                                                                        710,039                  780,375
     Less accumulated depreciation and amortization                     332,369                  313,378
                                                                   -------------            -------------
                                                                   $    377,670             $    466,997
                                                                   =============            =============


6.     INCOME TAXES

         The provision (benefit) for income taxes is as follows:


                                            January 31,         February 1,         January 27,           July 1,
                                               1998                1997                1996                1995
                                            (52 weeks)          (53 weeks)          (30 weeks)          (52 weeks)
                                            -----------         -----------         -----------         ----------
Current:
   Federal...........................                 0         $     1,619         $     1,030         $   26,001
   State ............................                 0              (4,403)               (509)             2,786
                                            -----------         -----------         -----------         ----------
                                                      0              (2,784)                521             28,787
                                            -----------         -----------         -----------         ----------
Deferred:
   Accelerated depreciation..........           (22,419)            (12,037)             (7,391)             1,327
   Effect of change in enacted
      federal tax rate...............                                    --                  --                 --
   Net operating loss carryforward              (33,582)             (9,341)            (12,943)                --
   Accrual differences...............             4,860              (4,102)             (6,382)           (10,525)
   Franchise rights..................            (1,201)             (2,323)                 --                 --
   Other items, net..................            (3,042)             (1,136)                224                331
                                            -----------         -----------         -----------         ----------
                                                 55,384             (28,939)            (26,492)            (8,867)
Valuation Allowance                              63,176                  --                  --                 --
                                            -----------         -----------         -----------         ----------
Income tax benefit on
   Extraordinary item................                 0               1,026               3,092                  0
                                            ===========         ===========         ===========         ==========
                                                  7,792         $   (30,697)        $   (22,879)        $   19,920
                                            ===========         ===========         ===========         ==========

         The differences in the federal statutory rate applied to income (loss) before income taxes and the total provision (benefit) are as follows:


                        JANUARY 31, 1998            FEBRUARY 1,                JANUARY 27,                    JULY 1,
                                                       1997                       1996                         1995
                           (52 WEEKS)               (53 WEEKS)                 (30 WEEKS)                   (52 WEEKS)
                     ---------------------     -------------------        ---------------------       --------------------
                      AMOUNT            %       AMOUNT          %          AMOUNT            %         AMOUNT            %
                     --------          ---     -------         ---        --------          ---       -------           --
Statutory Rate       $(51,174)        (35)%    $(28,075)       (35)%      $(34,712)         (35)%     $18,642           35%
Effect of:
   State income
     taxes, net
     of Federal
     tax benefits      (4,291)         (3)       (2,406)        (3)         (2,975)          (3)        1,810            3
   Goodwill                --          --            --         --           7,448            8            --           --
   Non-deductible
     transaction
     costs                 --          --            --         --           5,151            5            --           --
Valuation allowance    63,176          43            --         --              --           --            --           --
  Other, net........       81          (0)         (216)        (0)          2,209            2          (532)          (1)
                     --------         ---      --------        ---       ---------          ---       -------           --
Effective rate...... $  7,792           5%     $(30,697)       (38)%     $ (22,879)         (23)%     $19,920           37%
                     ========         ===      ========        ===       =========          ===       =======           ==

         Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:


                                            January 31, 1998   February 1, 1997
                                            ----------------   ----------------
Deferred tax assets:
   Accruals ...........................          $ 20,771          $ 25,631
   Capital leases .....................            11,010            10,833
   Capital loss carryover .............               450               450
   Net operating loss carryforward ....            55,866            30,629
   Deferred compensation ..............                19               738
   Other items ........................             1,190             1,662
                                                 --------          --------
                                                   89,306            69,943
   Valuation allowance ................           (63,176)           (8,345)
                                                 --------          --------
        Total deferred tax asset ......            26,130            61,598
                                                 --------          --------
Deferred tax liabilities:
   Property and equipment .............           (21,503)          (43,835)
   Joint ventures .....................            (2,253)           (2,340)
   Inventories ........................            (1,366)           (1,366)
   Franchise rights ...................                 0            (1,201)
   Other items ........................            (1,008)           (5,064)
                                                 --------          --------
        Total deferred tax liability ..           (26,130)          (53,806)
                                                 ========          ========
Net deferred tax asset ................          $      0          $  7,792
                                                 ========          ========

         In assessing the realization of deferred tax assets, management considers the likelihood that the deferred tax assets will be realized through future taxable income. Based upon projections over the periods in which deferred tax assets are deductible, at January 31, 1998 management believes it is more likely than not that the deferred tax asset will not be realized. Therefore, during the fiscal year ended January 31, 1998, the Company recorded a $7.8 million provision to fully reserve the net deferred asset which was carried forward from the year ended February 1, 1997 and a provision to fully reserve the potential tax benefits of net operating losses generated during the year ended January 31, 1998. Accordingly, the Company has a valuation allowance of $63.2 million to fully reserve the net deferred tax assets at January 31, 1998. At January 31, 1998, the Company had net operating loss carryforwards of $147.0 million which expire beginning in 2005.

         With respect to the acquisition of Seessel Holdings, Inc. during the fiscal year ended February 1, 1997 (see Note 12), the Company allocated $8.3 million of the purchase price to a valuation allowance against a deferred tax asset on net operating loss carryforwards. This valuation allowance was established because, in the opinion of management, it was more likely than not the deferred tax asset will not be realized. This allocation had no impact on the Company's consolidated statement of operations for the fiscal year ended February 1, 1997. During the fiscal year ended January 31, 1998, the Company sold Seessel Holdings, Inc. Accordingly, the net operating loss carryforward and related valuation allowance are not contained in the January 31, 1998 balance sheet.

7.     SHORT-TERM BORROWINGS AND LONG-TERM DEBT

         This note contains information regarding the Company's short-term borrowings and long-term debt as of January 31, 1998. On February 2, 1998, the Company commenced the Chapter 11 Cases. See Note 2. As a result of the filing of the Chapter 11 Cases, no principal or interest payments will be made on any pre-petition debt until a plan of reorganization defining the repayment terms has been approved by the Bankruptcy Court.

         As of January 31, 1998, the Company and several lending institutions were parties to a Credit Agreement dated as of August 18, 1995, as amended and restated as of June 2, 1997 (the "Credit Agreement"). The Credit Agreement provided for a revolving credit facility of $225 million (the "Revolving Credit Facility") and a term loan facility of $350 million (the "Term Loan Facility"). On September 5, 1997, the Company and the requisite lending institutions under the Credit Agreement entered into an Amendment, Waiver and Agreement relating to the Credit Agreement (the "First Amendment"). The Company and the requisite lending institutions under the Credit Agreement entered into an additional Amendment, Waiver and Agreement relating to the Credit Agreement as of December 1, 1997 (the "Second Amendment"). The First Amendment reduced the amount that the Company may borrow under the Revolving Credit Facility from $225 million to $200 million. In addition, the First Amendment and the Second Amendment amended certain financial covenants contained in the Credit Agreement. As of January 31, 1998, the Company had $164.5 million outstanding under the Revolving Credit Facility and $294.0 million outstanding under the Term Loan Facility.

         The Company's long-term debt as of January 31, 1998 and February 1, 1997 is summarized as follows:

                                                      January 31, 1998            February 1, 1997
                                                      ----------------            ----------------
Term Loan Facility..............................          $ 294,000                       $369,000
Senior Subordinated Notes.......................            400,000                        400,000
Revolving Credit Facility.......................            164,500                         44,500
Other borrowings................................                222                            482
                                                          ---------                       --------
                                                            858,722                        813,982
Less current maturities.........................                 92                            260
                                                          ---------                       --------
Long-Term Debt..................................          $ 858,630                       $813,722
                                                          =========                       ========


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

         Prior to the commencement of the Chapter 11 Cases and after giving effect to the Second Amendment, the Revolving Credit Facility ($164.5 million outstanding at January 31, 1998) and Tranche A of the Term Loan Facility ($126.0 million outstanding at January 31, 1998) were scheduled to bear interest at either the prime rate plus 1.50%, or the Eurodollar rate plus 2.50%. Tranche B of the Term Loan Facility ($168.0 million outstanding at January 31, 1998) was scheduled to bear interest at either the prime rate plus 2.00%, or the Eurodollar rate plus 3.00% at the beginning of each interest rate period (as defined in the Credit Agreement) applicable to such loans. Amortization of the loans made under the Term Loan Facility was scheduled to commence in June 1998 and continue through April 2005.

         Prior to the commencement of the Chapter 11 Cases, the Company incurred commitment fees of 0.5% on the unused portion of the credit available under the Credit Agreement.

         The future scheduled principal payments for the Company's long-term debt (which are subject to being restructured in connection with the Chapter 11 Cases) were as follows:

                        FISCAL YEAR
                        -----------
                            1998             $          92
                            1999                        65
                            2000                    15,065
                            2001                    25,000
                            2002                    36,000
                         Thereafter                782,500
                                             =============
                                             $     858,722
                                             =============

         The Senior Subordinated Notes bear interest at 10.5% and are due on August 1, 2005. These Notes are subordinated to the Term Loan Facility and any amounts outstanding under the Revolving Credit Facility. Interest is payable on February 1 and August 1 of each year. The Company did not make the interest payment that was due on February 1, 1998. At any time prior to August 1, 1998, at the option of the Company, up to 40% of the outstanding aggregate face amount of the Senior Subordinated Notes may be redeemed at a redemption price of 110.5% using the proceeds of certain equity issuances. Beginning August 1, 2000, the Senior Subordinated Notes will be subject to redemption at the option of the Company in whole or in part, with proper notice, at the redemption prices set forth below plus accrued interest:

                            Twelve month                 Percentage of
                          period beginning                 Principal
                              August 1,                     Amount
                     --------------------------          -------------
                               2000                            105.25%
                               2001                            103.50
                               2002                            101.75
                        2003 and thereafter                    100.00

         The Senior Subordinated Notes contain certain restrictive covenants that, among other things, limit the Company's ability to incur additional indebtedness and pay dividends or distributions or make investments.

         In connection with early extinguishments of debt of $56.0 million, $65.0 million, and $241.0 million in the years ended January 31, 1998, February 1, 1997 and the 30-week period ended January 27, 1996, the Company wrote off debt issuance costs of $1.9 million, $2.7 million and $8.0 million, respectively, which resulted in extraordinary losses of $1.9 million, $1.7 million, and $4.9 million in the respective periods, net of applicable income taxes.

         At January 31, 1998 and February 1, 1997, the fair value of the Senior Subordinated Notes (as determined by quoted market price) was $100.0 million and $418.3 million, respectively. The fair value of the Term Loan and Revolving Credit

Facilities is estimated to be equal to their carrying values because the loans periodically reprice to current market interest rates.

         General terms of the Company's debtor-in-possession financing facility are discussed in Note 2.


8.     STOCK PLANS

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

         During the fiscal year ended February 1, 1997, the Company adopted the 1996 Stock Purchase and Option Plan for Key Employees of Bruno's, Inc. and Subsidiaries (the "1996 Plan"). The 1996 Plan authorizes grants of stock or stock options covering 2,050,000 shares of the Company's common stock. Grants or awards under the 1996 Plan may take the form of purchased stock, restricted stock, incentive or non-qualified stock options, or other types of rights specified in the 1996 Plan. During the fiscal years ended February 1, 1997 and January 31, 1998, the Company granted stock options under the 1996 Plan, all of which were non-qualified options. One-half of the stock options granted were "Time Options" and one-half were "Performance Options." Time Options vest 20% per year over a five-year period, while Performance Options vest 20% per year on August 18 following a year in which certain annual and cumulative cash flow targets have been achieved, subject to "catch-up vesting" for unmet target years upon the attainment of cash flow targets in future years. All Performance Options fully vest after seven years from the date of grant regardless of whether the Company has met the specified performance targets. With certain exceptions which can accelerate expiration, the options are granted for a term of 10 years.

         Grants or awards under the 1996 Plan are made at prices determined by the Board of Directors. All options granted under the 1996 Plan during the fiscal years ended February 1, 1997 and January 31, 1998 have an exercise price of $12.00 per share. The option transactions during the fiscal years ended February 1, 1997 and January 31, 1998 are described below:

                                                                       SHARES

                                                   January 31, 1998             February 1, 1997
                                                   ----------------             ----------------
        Outstanding at beginning of year               851,667                          -0-

        Options granted:
            > Fair market value                        641,000
            = Fair market value                                                     872,499
        Options forfeited                             (499,375)                     (20,832)
                                                     ---------                     --------
        Outstanding at end of year                     993,292                      851,667
                                                     =========                     ========

        Options exercisable at year end                 37,229                       76,187

        Weighted-average  fair value of options
        granted during the year
             Time Options                            $    1.46                     $   3.34
             Performance Options                          0.00                         2.51


         The options outstanding under the 1996 Plan had a weighted-average remaining contractual life of 9.6 and 10.0 years as of January 31, 1998, and February 1, 1997.

         The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: no expected dividends; expected life of three years; expected volatility of 25% and a risk-free interest rate of 6.12% and 5.68% for the fiscal years ended January 31, 1998 and February 1, 1997, respectively. During the fiscal year ended February 1, 1997, the Performance Options were valued assuming a 75% probability of achieving the required targets. A zero probability of achieving the required targets was assigned to the Performance Options during the fiscal year ended January 31, 1998.

         In addition to granting stock options under the 1996 Plan, the Company, during the fiscal years ended January 31, 1998 and February 1, 1997, also sold shares of common stock under the 1996 Plan to key executives and certain members of management. Certain of the shares were sold at less than fair market value resulting in a compensation expense of $0.4 million during the fiscal year ended February 1, 1997. As consideration, the Company accepted payment of cash or a combination of cash and notes receivable from the purchasers. The notes receivable bear interest at rates ranging from 5.65% to 6.54%. At January 31, 1998, and February 1, 1997, the Company held notes receivable from stockholders in the aggregate amount of $1.8 million and $2.1 million. These notes receivable are shown as a reduction of shareholder investment in the consolidated balance sheet.

         The Company accounts for the 1996 Plan in accordance with Accounting Principles Board Opinion No. 25. If the compensation cost for the 1996 Plan had been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock - Based Compensation" (SFAS 123), the Company's net loss and loss per share would have increased by $0.4 million and $0.02 for the fiscal year ended January 31, 1998 and decreased by $0.2 million and $0.01 for the fiscal year ended February 1, 1997.


9.     EMPLOYEE BENEFIT PLANS

         Substantially all of the Company's union employees are covered by two union-sponsored, collectively-bargained, multi-employer pension plans. Contributions to these plans are determined in accordance with the provisions of labor contracts and generally are based on the number of man hours worked.

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

         The expense applicable to the above plans is as follows:

                                                            Profit Sharing
                                                            Retirement Plan
                                               -----------------------------------------     ----------------------
                                                                                                   Deferred
                                 Union               Matching            Discretionary           Compensation
                                 Plans           Contributions           Contributions               Plan
                            ---------------    -------------------     -----------------     ----------------------
Period Ended:
   January 31, 1998......   $    3,662         $      1,430            $       0             $          0
   February 1, 1997......        4,309                1,453                    0                        0
   January 27, 1996......        2,446                  832                    0                    5,072
   July 1, 1995..........        4,308                1,330                    0                      399


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

         At January 31, 1998, approximately 81.0% of the Company's employees were affiliated with unions and 35.5% of these employees were covered by union contracts that expire within one year.

10.      LONG-TERM LEASES

         The Company has a number of leases in effect for store properties and delivery equipment. The initial terms of the real property leases will expire within the next 25 years; however, most of the leases have options providing for additional lease terms ranging from five to 25 years on terms substantially the same as the initial terms. The leases for delivery equipment primarily are for a duration of five to ten years and it is expected that most will be replaced by leases on similar equipment.

         The Company has entered into lease and guaranty agreements with various Industrial Development Boards in order to fund construction of certain warehouse and office additions. Upon issuance, each bond issue was purchased in its entirety by the Company. Thus, the outstanding bonds ($39.3 million at January 31, 1998 and $43.8 million at February 1, 1997) and the related investment by the Company, together with the related interest expense and interest income, respectively, are excluded from the accompanying consolidated financial statements.

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

         Presented below is an analysis of the property under capital leases and the related lease obligations included in the accompanying consolidated balance sheets:


                                                                  January 31, 1998        February 1, 1997
                                                                 -------------------     -------------------
Property under capital leases:
   Real property..........................................            $      24,531            $     21,141
   Less accumulated amortization..........................                   13,606                  13,387
                                                                 ===================     ===================
                                                                      $      10,925            $      7,754
                                                                 ===================     ===================
Capitalized lease obligations (interest at 4% to 15%):
   Current................................................            $       3,936            $      2,231
   Noncurrent.............................................                   11,906                  12,415
                                                                 ===================     ===================
                                                                      $      15,842            $     14,646
                                                                 ===================     ===================

         A schedule by years of future minimum lease payments required under capital leases (together with the present value of the lease payments) and operating leases (net of sublease rentals) having initial or remaining noncancelable lease terms in excess of one year as of January 31, 1998 is as follows:

                                                                Operating Leases
                                                             ----------------------
                                                                          Delivery     Capital
                                                              Stores      Equipment     Leases
                                                             --------     ---------    -------
Fiscal year:
   1999                                                      $ 34,448     $   3,080    $ 4,968
   2000                                                        33,376         2,981      5,397
   2001                                                        32,621         2,558      4,376
   2002                                                        32,057         1,775      1,358
   2003                                                        30,613         1,590      1,044
Subsequent years                                              242,915         2,471      2,850
                                                             ========     =========    -------
Total minimum lease payments                                 $406,030     $  14,455     19,993
                                                             ========     =========
Less estimated interest                                                                  4,151
Present value of net future minimum
  lease payments
                                                                                       -------
                                                                                       $15,842
                                                                                       =======

         Contingent rentals for the preceding capital leases and rental expense for the operating leases are as follows:

                                             January 31,        February 1,        January 27,          July 1,
                                                 1998              1997               1996               1995
                                              (52 weeks)         (53 weeks)         (30 weeks)         (52 weeks)
                                             -----------        -----------        -----------         ----------
Contingent rentals on capital leases.....    $        84        $       221        $       291         $      291
                                             ===========        ===========        ===========         ==========

Rental expense on operating leases:
  Real property:
     Minimum rentals.....................    $    41,851        $    42,143        $    22,197         $   39,511
     Contingent rentals..................            274                542                558                625
  Equipment:
     Minimum rentals.....................          4,245              6,204              4,463              4,902
     Contingent rentals..................          5,226              5,692              3,218              6,287
                                             -----------        -----------        -----------         ----------
                                             $    51,596        $    54,581        $    30,436         $   51,325
                                             ===========        ===========        ===========         ==========

         The capitalized lease obligation of store properties leased under capital leases from a joint venture in which a subsidiary of the Company maintains a 50% ownership interest was approximately $4.3 million at January 31, 1998, and $4.7 million at February 1, 1997. The lease obligations described above are subject to the impact of the Chapter 11 Cases described in Note 2.

11.  PRIOR YEAR DIVESTITURE PROGRAM

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

12.  SEESSEL'S ACQUISITION AND DIVESTITURE

         On December 10, 1996, the Company acquired all of the outstanding common stock of Seessel Holdings, Inc. ("Seessel's) for $50.4 million in cash including direct acquisition costs. The acquisition was accounted for using the purchase method and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the consideration paid over the estimated fair value of the net assets acquired was recorded as goodwill. Goodwill was amortized over a twenty-year period using the straight-line method. Deferred income taxes were established for the difference in basis between financial and tax reporting of these assets and liabilities at the acquisition date. The consolidated statement of operations for the fiscal year ended February 1, 1997 includes the results of Seessel's operations from the acquisition date forward.

         The allocated fair value of assets acquired and liabilities assumed is summarized as follows:

            Cash......................................................             $  2,965
            Other Current Assets......................................                9,785
            Property, Plant and Equipment.............................               31,319
            Goodwill .................................................               41,089
            Current Liabilities.......................................              (12,940)
            Deferred Income Taxes, net of valuation allowance.........               (6,798)
            Notes Payable, immediately repaid.........................              (14,976)
                                                                                   --------
                                                                                   $ 50,444
                                                                                   ========

         Included in direct acquisition costs are advisory fees of $0.8 million paid to KKR.

         The following pro forma consolidated results of operations for the fifty-two week periods ended February 1,1997 and January 27, 1996 have been prepared as though the acquisition had occurred on January 29, 1995. The pro forma results reflect the performance of all operations of the Company including the stores divested during the fourth quarter of the fiscal year ended February 1, 1997 (see Note 11). The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have been achieved if the acquisition had taken place as of January 29, 1995 or in the future.


                                                              February 1, 1997      January 27, 1996
                                                                 (53 weeks)            (52 weeks)
                                                            ---------------------------------------
                                                                            (Unaudited)

        Net sales................................            $2,996,656             $3,055,243
        Net loss.................................               (47,784)               (69,676)
        Net loss per basic and diluted share.....                 (1.90)                 (1.29)


         On January 30, 1998, the Company sold all of the outstanding common stock of Seessel's to Albertson's, Inc. for $88.0 million subject to a purchase price adjustment based on changes in Seessel's working capital from a predetermined date. A gain of $16.6 million was recorded on the sale.


13.  COMMITMENTS AND CONTINGENCIES

LITIGATION

         On June 6, 1997, a lawsuit was filed against the Company in the Circuit Court for Jefferson County, Alabama by SNA, Inc. ("SNA") and A.B. Real Estate, Inc. ("A.B. Real Estate"). The lawsuit is styled A.B Real Estate, Inc. et. al.
v. Bruno's, Inc., et al., Civil Action No. CV-97-3538. The complaint alleges that SNA and A.B. Real Estate are engaged in the business of developing and managing commercial real estate, that the Company had a contractual obligation to offer for sale and to sell grocery store sites to SNA and A.B. Real Estate and to lease such sites back from such entities, and that the Company's failure to perform its obligations constitutes fraud within the meaning of Alabama law. The complaint seeks to recover compensatory and punitive damages from the Company in an unspecified amount. The Company believes that it has meritorious defenses to the allegations contained in the complaint and intends to defend this lawsuit vigorously. This lawsuit has been stayed as a result of the filing of the Chapter 11 Cases. The Company, however, has moved to remove the lawsuit to federal district court and transfer it to the Bankruptcy Court. SNA and A.B. Real Estate oppose such removal and transfer. If the plaintiffs in this lawsuit ultimately are successful in obtaining a judgment against the Company, they will have a general unsecured claim against the Company.

         In addition, the Company is a party to various legal and taxing authority proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company. Any potential liability may be impacted by the Chapter 11 Cases described in Note 2.

STORE EXPANSION

         The Company's store expansion activities are primarily accomplished through the lease of facilities or the acquisition of sites and self-construction. Commitments involving facilities under construction at January 31, 1998 were approximately $1 million.

ACQUISITION

         On January 26, 1998, the Company entered into an agreement with Delchamps, Inc. to purchase four stores located in Alabama for $2.3 million. The transaction was completed on February 17, 1998. Subsequently, the Company closed three of its stores and relocated those stores into three of the stores purchased from Delchamps. A charge of $5.2 million was recorded at January 31, 1998 to reflect the estimated loss related to closing the three stores which were relocated into stores purchased from Delchamps.

DISTRIBUTION CENTER ACCIDENT

         On April 21, 1998, the refrigeration equipment in the Company's distribution facility was damaged as the result of an accident that caused a leak of refrigeration gas and a fire in the distribution facility's compressor room. The refrigeration equipment has not been operational since the date of the accident. Although repairs are currently being made, it is possible that the refrigeration equipment could be out-of-service for a period of four to eight weeks. During this period, the Company will not be able to supply its stores with perishable merchandise from the Company's distribution facility. The Company has made temporary arrangements with third party suppliers and distributors to supply the Company's stores with perishable merchandise. The Company, however, cannot predict whether it will be able to maintain adequate levels of perishable inventories in its stores while the refrigeration equipment in the Company's distribution facility is out-of-service. A reduction in store-level perishable inventories could result in a loss of customers and sales. Subject to a deductible of $100,000, the Company believes that it has insurance to cover (i) the cost of repairing or replacing the damaged equipment,
(ii) business interruption losses resulting from the Company's inability to receive or ship perishable merchandise from the Company's distribution facility, and (iii) the additional expenses to be incurred by the Company to ensure that the Company's stores continue to be supplied with perishable merchandise. There can be no assurance that the Company will recover all of its losses attributable to the accident in the Company's distribution facility.

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of Bruno's, Inc.:

         We have audited the accompanying consolidated balance sheets of Bruno's, Inc. and subsidiaries as of January 31, 1998 and February 1, 1997, and the related consolidated statements of operations, shareholders' investment (deficiency in net assets), and cash flows for the fiscal years ended January 31, 1998 and February 1, 1997 and the thirty weeks ended January 27, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bruno's, Inc. and subsidiaries as of January 31, 1998 and February 1, 1997, and the results of their operations and their cash flows for the fiscal years ended January 31, 1998 and February 1, 1997 and for the thirty weeks ended January 27, 1996 in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, on February 2, 1998, the Company filed a voluntary petition for relief under Chapter 11 of the United States Code. In addition, the Company has experienced recurring losses and has a deficiency in net assets. These matters raise substantial doubt about its ability to continue as a going concern and recover the carrying amounts of its assets. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                  /s/ Deloitte & Touche LLP

Birmingham, Alabama
April 28, 1998
                                       56

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Bruno's, Inc.:

         We have audited the accompanying consolidated statement of operations of BRUNO'S, INC. (an Alabama corporation) AND SUBSIDIARIES for the fiscal year ended July 1, 1995 and the related consolidated statement of shareholders' investment (deficiency in net assets) and cash flows for the fiscal year ended July 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Bruno's, Inc. and Subsidiaries for the fiscal year ended July 1, 1995 in conformity with generally accepted accounting principles.


                                                      /s/  Arthur Andersen LLP

Birmingham, Alabama
August 18, 1995

                         BRUNO'S, INC. AND SUBSIDIARIES
                                        .
                       UNAUDITED QUARTERLY FINANCIAL DATA

        FOR THE FISCAL YEARS ENDED JANUARY 31, 1998, AND FEBRUARY 1, 1997

                  Fiscal Year Ended January 31, 1998 (52 Weeks)

                                                                     Fiscal Year Ended January 31, 1998 (53 Weeks)
                                                         --------------------------------------------------------------------------

                                                            First         Second        Third           Fourth
                                                           13 Weeks       13 Weeks     13 Weeks        13 Weeks          Total
                                                         ---------------------------------------   -----------------  ------------
NET SALES............................................      $685,260       $645,392      $ 610,098        $619,521     $2,560,271
GROSS PROFIT.........................................       155,898        146,051        126,433         139,566        567,948
LOSS BEFORE EXTRAORDINARY ITEM.......................        (5,115)       (22,702)       (65,973)(1)     (60,213)(2)   (154,003)

NET LOSS.............................................        (5,115)       (22,702)       (65,973)        (62,113)(3)   (155,903)
LOSS PER BASIC AND DILUTED COMMON SHARE:
  Loss before extraordinary item.....................      $  (0.20)      $  (0.90)     $   (2.60)(1)    $  (2.36)(2) $    (6.07)

  Net Loss...........................................      $  (0.20)      $  (0.90)     $   (2.60)       $  (2.44)    $    (6.15)




                                                                        Fiscal Year Ended February 1, 1997 (53 Weeks)
                                                   ---------------------------------------------------------------------------------
                                                       First          Second               Third             Fourth
                                                     13 Weeks        13 Weeks            13 Weeks           14 Weeks       Total
                                                   ----------      ------------        ------------        ---------     ---------
NET SALES.......................................   $  732,721      $   719,775          $  694,223         $  752,325    $2,899,044

GROSS PROFIT....................................      178,597          173,057             163,397            181,240       696,291
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.........        4,190            1,393             (61,140)(4)          6,042       (49,515)
NET INCOME (LOSS)...............................        4,190              731(2)(5)       (61,653)(5)          5,543       (51,189)

INCOME (LOSS) PER BASIC AND
 DILUTED COMMON SHARE:
  Income (loss) before extraordinary item.......   $     0.17      $      0.06          $    (2.43)(4)     $     0.23    $    (1.97)

  Net income (loss).............................         0.17             0.03(5)            (2.45)(5)     $     0.22         (2.03)

-------------------------------------------------------------

(1) During the third quarter the Company recorded $36.9 million in impairment and other special charges.
(2) During the fourth quarter the Company recorded impairment and other special charges and gains of $36.3 million.
(3) During the fourth quarter the Company recorded an extraordinary loss of $1.9 million related to the early extinguishment of debt.
(4) Includes a charge of $88,588 for losses associated with the Divestiture Program.
(5) During the second and third quarter of the fiscal year ended February 1, 1997, the Company recognized extraordinary losses on the early extinguishment of debt of $662 ($0.03 per share) and $1,175 ($0.02 per share), respectively, net of applicable taxes.

     ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE


        Not Applicable.

                                    PART III


         The information required to be included in Part III of this Annual Report on Form 10-K is incorporated by reference to the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.


                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
         8-K.

FINANCIAL STATEMENTS

         The following consolidated financial statements of Bruno's, Inc. and subsidiaries are included in Item 8:

         Consolidated Balance Sheets as of January 31, 1998 and February 1,
         1997.

         Consolidated Statements of Operations for the Fiscal Years Ended January 31, 1998 and February 1, 1997, the Transition Period Ended January 27, 1996 and the Fiscal Year Ended July 1, 1995.

         Consolidated Statements of Shareholders' Investment (Deficiency in Net Assets) for the Fiscal Years Ended January 31, 1998 and February 1, 1997, the Transition Period Ended January 27, 1996 and the Fiscal Year Ended July 1, 1995.

         Consolidated Statements of Cash Flows for the Fiscal Years ended January 31, 1998 and February 1, 1997, the Transition Period Ended January 27, 1996 and the Fiscal Year Ended July 1, 1995.

         Notes to Consolidated Financial Statements.

         Reports of Independent Public Accountants.

         Unaudited Quarterly Financial Data.


SCHEDULES TO FINANCIAL STATEMENTS

         None

EXHIBITS

         The following exhibits are included in this Annual Report on Form 10-K or incorporated herein by reference:

   Designation of Exhibit in
     this Form 10-K Report                       Description of Exhibits
     ---------------------                       -----------------------
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

         2.2                     Stock Purchase Agreement dated as of January 13, 1998 by and between the Company and Albertson's,
                                 Inc. (incorporated by reference to Exhibit 10.50 to the Company's Current Report on Form 8-K, dated
                                 January 30, 1998).

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



Designation of Exhibit in
   this Form 10-K Report                   Description of Exhibits
-------------------------                  -----------------------
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

      10.2                    Credit Agreement, dated as of August 18, 1995, as amended and restated as of June 2, 1997, among the
                              Company, the several lenders from time to time parties thereto, and The Chase Manhattan Bank, as
                              Administrative Agent (incorporated by reference to Exhibit 4.6 to the Company's Report on Form 10-Q,
                              dated May 3, 1997).

      10.3                    Amendment, Waiver and Agreement dated as of September 5, 1997, among the Company, the lending institutions that are parties thereto, and The Chase Manhattan Bank, as Administrative Agent
                              (incorporated by reference to Exhibit 4.7 to the Company's Report on Form 10-Q, dated August 2, 1997).

      10.4                    Amendment, Waiver and Agreement dated as of December 1, 1997, among the Company, the lending institutions that are parties thereto, and The Chase Manhattan Bank, as Administrative Agent
                              (incorporated by reference to Exhibit 4.8 to the Company's Report on Form 10-Q, dated November 1,
                              1997).

      10.5                    Revolving Credit and Guaranty Agreement dated as of February 2, 1998 among the Company, the subsidiaries of the Company, the financial institutions party thereto and The Chase Manhattan Bank, as agent (incorporated by reference to Exhibit 10.49 to the Company's Current Report on Form 8-K, dated
                              March 26, 1998).

      10.6                    First Amendment dated as of March 5, 1998 to the Revolving Credit and Guaranty Agreement dated as of
                              February 2, 1998 among the Company, the subsidiaries of the Company, the financial institutions party thereto and The Chase Manhattan Bank, as agent (incorporated by reference to Exhibit 10.51 to the
                              Company's Current Report on Form 8-K, dated March 26, 1998).

    Designation of Exhibit in
       this Form 10-K Report                     Description of Exhibits
    -------------------------                    -----------------------
        10.7                     Second Amendment dated as of March 25, 1998 to the Revolving Credit and Guaranty Agreement dated as of February 2, 1998 among the Company, the subsidiaries of the Company, the financial institutions party thereto and The Chase Manhattan Bank, as Agent.

        10.8                     Third Amendment dated as of April 17, 1998 to the Revolving Credit and Guaranty Agreement dated as of February 2, 1998 among the Company, the subsidiaries of the Company, the financial institutions party thereto and The Chase Manhattan Bank, as Agent.

        10.9                     Joint Venture Agreement for PM Associates between SSS Enterprises, Inc. and Metropolitan Life
                                 Insurance Company (incorporated by reference to Exhibit 10.2 to Form S-1 (No. 33-12239) of Piggly
                                 Wiggly Southern, Inc.)

        10.10                    Employment and Deferred Compensation Agreement, dated July 22, 1994, between the Company and R.
                                 Michael Conley (incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form
                                 10-K, dated September 29, 1994).

        10.11                    Amendment to 1994 Employment and Deferred Compensation Agreement, dated June 9, 1995, by and between the Company and R. Michael Conley (incorporated by reference to Exhibit 10.5 to the Current
                                 Report on Form 8-K, dated June 22, 1995).

        10.12                    Amendment to 1994 Employment and Deferred Compensation Agreement, dated November 15, 1996, by and between the Company and R. Michael Conley (incorporated by reference to Exhibit 10.38 to the
                                 Company's Annual Report on Form 10-K, dated February 1, 1997).

        10.13                    1996 Stock Purchase and Option Plan for Key Employees of Bruno's, Inc. and Subsidiaries
                                 (incorporated by reference to Exhibit 10.32 to the Company's Report on Form 10-Q, dated July 27,
                                 1996).

        10.14                    Management Stockholder's Agreement, dated as of February 15, 1996, between the Company and William
                                 J. Bolton (incorporated by reference to Exhibit 10.33 to the Company's Transition Report on Form
                                 10-K, dated January 27, 1996).


     Designation of Exhibit in
       this Form 10-K Report                     Description of Exhibits
     ------------------------                    -----------------------
        10.15                    Non-Qualified Stock Option Agreement, dated as of February 15, 1996, between the Company and
                                 William J. Bolton (incorporated by reference to Exhibit 10.34 to the Company's Transition Report on
                                 Form 10-K, dated January 27, 1996).

        10.16                    Employment Agreement, dated August 21, 1995, between the Company and William J. Bolton
                                 (incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K, dated July
                                 1, 1995).

        10.17                    Settlement Agreement and General Release dated as of October 29, 1997 between the Company and
                                 William J. Bolton (incorporated by reference to Exhibit 10.48 to the Company's Report on Form 10-Q,
                                 dated November 1, 1997).

        10.18                    Employment Agreement, dated February 6, 1996, between the Company and David Clark (incorporated by reference to Exhibit 10.29 to the Company's Transition Report on Form 10-K, dated January 27,
                                 1996).

        10.19                    Schedule of Terms of the Management Stockholder's Agreement and Non-Qualified Stock Option
                                 Agreement executed by David Clark (incorporated by reference to Exhibit 10.35 to the Company's
                                 Transition Report on Form 10-K, dated January 27, 1996).

        10.20                    Employment Agreement, dated September 12, 1996, between the Company and Walter M. Grant
                                 (incorporated by reference to Exhibit 10.36 to the Company's Report on Form 10-Q, dated October 26,
                                 1996).

        10.21                    Employment Agreement, dated September 12, 1996, between the Company and James J. Hagan
                                 (incorporated by reference to Exhibit 10.37 to the Company's Report on Form 10-Q, dated October
                                 26, 1996).

        10.22                    Employment Agreement, dated September 12, 1996, between the Company and Laura Hayden (incorporated by reference to Exhibit 10.38 to the Company's Report on Form 10-Q, dated October 26, 1996).

        10.23                    Employment Agreement, dated February 6, 1997, between the Company and John Butler (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K dated February 1, 1997).

    Designation of Exhibit in
       this Form 10-K Report                     Description of Exhibits
    -------------------------                    -----------------------
        10.24                    Form of Amendment dated January 31, 1998 to the Employment Agreements between the Company and David
                                 Clark, James J. Hagan, John  Butler, Walter M. Grant, and Laura Hayden.

        10.25                    Employment Agreement dated as of September 19, 1997 between the Company and James A. Demme
                                 (incorporated by reference to Exhibit 10.46 to the Company's Report on Form 10-Q dated November 1,
                                 1997).

        10.26                    Amendment dated January 31, 1998 to the Employment Agreement dated as of September 19, 1997 between the Company and James A. Demme.

        10.27                    Form of Management Stockholder's Agreement, dated September 30, 1996, between the Company and each of Walter M. Grant, James J. Hagan and Laura Hayden (incorporated by reference to Exhibit 10.39 to the Company's Report on Form 10-Q, dated October 26, 1996).

        10.28                    Form of Non-Qualified  Stock Option Agreement, dated September 30, 1996, between the Company and each of Walter M. Grant, James J. Hagan and Laura Hayden (incorporated by reference to Exhibit
                                 10.40 to the Company's Report on Form 10-Q, dated October 26, 1996).

        10.29                    Schedule of Terms of Management Stockholder's Agreements and Non-Qualified Stock Option Agreements
                                 executed by each of Walter  M. Grant, James J. Hagan and Laura Hayden (incorporated by reference to
                                 Exhibit 10.41 to the Company's Report on Form 10-Q, dated October 26, 1996).

        10.30                    Schedule of Terms of Management Stockholder's Agreement and Non-Qualified Stock Option Agreement
                                 executed by John Butler (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K dated February 1, 1997).

        10.31                    Schedule of Terms of Management Stockholder's Agreement and Non-Qualified Stock Option Agreement
                                 executed by James A. Demme (incorporated by reference to Exhibit 10.47 to the Company's Report on
                                 Form 10-Q dated November 1, 1997).

        10.32                    Director's Deferred Compensation Plan (incorporated by reference to Exhibit 10.45 to the Company's
                                 Report on Form 10-K/A, Amendment No. 1, dated February 1, 1997).

        10.33                    Bruno's, Inc. Retention Plan

        10.34                    Bruno's, Inc. Officer Incentive Plan for the fiscal year beginning on February 1,
                                 1998 and ending on January 30, 1999.

        21                       List of Subsidiaries of the Company.

        23.1                     Consent of Deloitte & Touche L.L.P.

        23.2                     Consent of Arthur Andersen L.L.P.

        27                       Financial Data Schedule (for SEC use only)


REPORTS ON FORM 8-K

         The Company filed a Current Report on Form 8-K dated January 30, 1998 under Item 2 "Acquisitions or Disposition of Assets" to disclose information regarding the sale of the stock of Seessel Holdings, Inc. to Albertson's, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bruno's, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      BRUNO'S, INC.
                                     (Registrant)

                                     By:  /s/ James A. Demme
                                         -------------------------------------
                                         James A. Demme
                                         Chairman of the Board,
                                         Chief Executive Officer and President
                                         (Principal Executive Officer)



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

       SIGNATURE                                         CAPACITY                             DATE
       ---------                                         --------                             ----
/s/ James A. Demme                             Director, Chairman of the Board,                May 1, 1998
------------------------                       Chief Executive Officer and President
(James A. Demme)                               (Principal Executive Officer)


/s/ James J. Hagan                             Executive Vice President and                    May 1, 1998
------------------------                       Chief Financial Officer
(James J. Hagan)                               (Principal Financial Officer)


/s/ Henry R. Kravis                            Director                                        May 1, 1998
------------------------
(Henry R. Kravis)

/s/ George R. Roberts                          Director                                        May 1, 1998
------------------------
(George R. Roberts)

/s/ Paul E. Raether                            Director                                        May 1, 1998
------------------------
(Paul E. Raether)

/s/ James H. Greene, Jr.                       Director                                        May 1, 1998
------------------------
(James H. Greene, Jr.)

/s/ Nils P. Brous                              Director                                        May 1, 1998
------------------------
(Nils P. Brous)

/s/ Ronald G. Bruno                            Director                                        May 1, 1998
------------------------
 Ronald G. Bruno)

/s/ Robert R. Onstead                          Director                                        May 1, 1998
------------------------
(Robert R. Onstead)

                                 BRUNO'S, INC.

                           ANNUAL REPORT ON FORM 10-K
                    (FOR FISCAL YEAR ENDED JANUARY 31, 1998)

                               INDEX OF EXHIBITS

EXHIBIT NUMBER                      DESCRIPTION
--------------                      -----------
     10.7                Second Amendment dated as of March 25, 1998 to the
                         Revolving Credit and Guaranty Agreement dated as of
                         February 2, 1998 amount the Company, the subsidiaries
                         of the Company, the financial institutions party
                         thereto and The Chase Manhattan Bank, as Agent.

     10.8                Third Amendment dated as of April 17, 1998 to the
                         Revolving Credit and Guaranty Agreement dated as of February 2, 1998 among the Company, the subsidiaries of the Company, the financial institutions party thereto and The Chase Manahattan Bank, as Agent.

     10.24               Form of Amendment dated January 31, 1998 to the
                         Employment Agreement between the Company and David
                         Clark, James J. Hagan, John Butler, Walter M. Grant, and Laura Hayden.

     10.26               Amendment dated January 31, 1998 to the Employment
                         Agreement dated as of September 19, 1997 between the Company and James A. Demme.

     10.33               Bruno's, Inc. Retention Plan

     10.34 Bruno's, Inc. Officer Incentive Plan for the fiscal year beginning on February 1, 1998 and ending on January 30, 1999.

        21               List of Subsidiaries of the Company

      23.1               Consent of Deloitte & Touche L.L.P.

      23.2               Consent of Arthur Andersen L.L.P.

        27               Financial Data Schedule (for SEC use only)