Form 10-K405/A
period 1998-01-31
BRUNOS INC
filed 1998-05-29
CIK 14920

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                       ----------------------------------

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


                       ----------------------------------

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

                       ----------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                  COMMON STOCK
                                 $.01 Par Value

         The Registrant hereby files this Report on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended January 31, 1998 to include the information required by Part III (Items 10, 11, 12 and 13) in lieu of incorporation thereof by reference from the Registrant's definitive proxy statement for its 1998 Annual Meeting of Shareholders.


================================================================================

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MEMBERS OF THE BOARD OF DIRECTORS

         The Board of Directors of Bruno's, Inc. (the "Company") consists of eight members, six of whom are associated with Kohlberg Kravis Roberts & Co. L.
P. ("KKR") or its affiliates. SEE "OWNERSHIP OF COMPANY STOCK BY CERTAIN HOLDERS." The following is a brief description of the business experience for at least the past five years of the current members of the Board of Directors of the Company:

         JAMES A. DEMME, age 57, has been Chairman of the Board of Directors and Chief Executive Officer of the Company since September 1997. He was elected to the position of President of the Company in January 1998. Mr. Demme served as Chairman, Chief Executive Officer and President of Homeland Stores, Inc., a supermarket chain headquartered in Oklahoma City, Oklahoma, from November 1994 to September 1997 and as Executive Vice President of Retail Operations of Scrivner Company, a major food wholesaler and retailer, from May 1991 to September 1994.

         HENRY R. KRAVIS, age 54, has served as a director of the Company since August 1995. He is a Founding Partner of KKR and a managing member of the Executive Committee of the limited liability company which serves as the general partner of KKR. Mr. Kravis serves as a member of the Board of Directors of Accuride Corporation, Amphenol Corporation, Borden, Inc., Evenflo & Spalding Holdings Corporation, The Gillette Company, IDEX Corporation, KinderCare Learning Centers, Inc., KSL Recreation Group, Inc., Newsquest Capital plc, Owens-Illinois, Inc., Owens-Illinois Group, Inc., PRIMEDIA, Inc., Randall's Food Markets, Inc., Regal Cinemas, Inc., RELTEC Corporation, Safeway Inc., Sotheby's Holdings Inc., Union Texas Petroleum Holdings, Inc., and World Color Press, Inc.

         GEORGE R. ROBERTS, age 54, has been a director of the Company since August 1995. He is a Founding Partner of KKR and a managing member of the Executive Committee of the limited liability company which serves as the general partner of KKR. Mr. Roberts serves as a member of the Board of Directors of Accuride Corporation, Amphenol Corporation, Borden, Inc., Evenflo & Spalding Holdings Corporation, IDEX Corporation, KinderCare Learning Centers, Inc., KSL Recreation Group, Inc., Newsquest Capital plc, Owens-Illinois, Inc., Owens-Illinois Group, Inc., PRIMEDIA, Inc., Randall's Food Markets, Inc., Regal Cinemas, Inc., RELTEC Corporation, Safeway Inc., Union Texas Petroleum Holdings, Inc., and World Color Press, Inc.

         PAUL E. RAETHER, age 51, has been a director of the Company since August 1995. He is a member of the limited liability company which serves as the general partner of KKR. Mr. Raether serves as a member of the Board of Directors of IDEX Corporation, KSL Recreation Group, Inc., and Randall's Food Markets, Inc.

         JAMES H. GREENE, JR., age 47, has been a director of the Company since August 1995. He is a member of the limited liability company which serves as the general partner of KKR. Mr. Greene serves as a member of the Board of Directors of Accuride Corporation, Owens-Illinois, Inc., Owens-Illinois Group, Inc., Randall's Food Markets, Inc., RELTEC Corporation, Safeway Inc., and Union Texas Petroleum Holdings, Inc.

         RONALD G. BRUNO, age 46, has been a director of the Company since 1983. He served as Chairman of the Board of the Company from December 1991 to August 1995, Chief Executive Officer of the Company from October 1990 to August 1995 and President of the Company from 1986 to 1994. Mr. Bruno is a member of the Board of Directors of SouthTrust Bank, N.A., Books-A-Million, Inc., and Russell Corp.


         NILS P. BROUS, age 33, has been a director of the Company since August 1995. He has served as an Executive with KKR since November 1992. Prior to November 1992, Mr. Brous was an Associate with Goldman, Sachs & Co. He is a member of the Board of Directors of KinderCare Learning Centers, Inc. and Randall's Food Markets, Inc.


         ROBERT R. ONSTEAD, age 67, has been a director of the Company since April 1998. He is a co-founder of Randall's Food Markets, Inc., a supermarket chain headquartered in Houston, Texas. Mr. Onstead has served as Chairman of the Board of Randall's Food Markets, Inc. for all 31 years of its existence. Affiliates of KKR own approximately 62% (on a fully diluted basis) of the outstanding shares of capital stock of Randall's Food Markets, Inc.


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

EXECUTIVE OFFICERS

         Certain information concerning the executive officers of the Company is set forth in Part I of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (the "Form 10-K Report") under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT". Such information is incorporated herein by reference. Five of the persons who are identified as executive officers in the Form 10-K Report were serving as executive officers of the Company when the Company and its 11 subsidiaries each filed a petition for reorganization under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). See
Part I,

Item 1 of the Form 10-K Report under the caption "PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE" and Part I, Item 3 of the Form 10-K Report under the caption "LEGAL PROCEEDINGS." The existing executive officers who were serving as executive officers when the Company filed its petition under the Bankruptcy Code are James A. Demme, James J. Hagan, Walter M. Grant, John Butler, and Laura Hayden. Mr. Demme also was serving as Chairman, Chief Executive Officer and President of Homeland Stores, Inc. on May 14, 1995 when it filed a petition under chapter 11 of title 11 of the Bankruptcy Code.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by the regulations of the Securities and Exchange Commission to furnish the Company with copies of all reports that they file under Section 16(a). To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than 10% beneficial owners were complied with by such persons during the fiscal year ended January 31, 1998.


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

         The following table sets forth the compensation paid or accrued during the Transition Period, the fiscal year ended February 1, 1997 (which is referred to in the table as "Fiscal 1996"), and the fiscal year ended January 31, 1998 (which is referred to in the table as "Fiscal 1997") for the Chairman of the Board and Chief Executive Officer of the Company, the former Chairman of the Board and Chief Executive Officer, and the four most highly compensated executive officers of the Company (other than the Chief Executive Officer) who were serving as executive officers of the Company as of January 31, 1998 (the "Named Executive Officers"). None of the Named Executive Officers was employed by the Company prior to the Transition Period.

                           SUMMARY COMPENSATION TABLE

                                                                      Annual Compensation
                                                      --------------------------------------------------


            Name and                                                                      Other Annual
       Principal Position                Year         Salary ($) (1)   Bonus ($)(2)   Compensation ($)(3)
       ------------------                ----         --------------   ------------   -------------------

James A. Demme (5)                    Fiscal 1997          $146,158      $1,200,000         $ 19,280
   Chairman of the Board
   and Chief Executive Officer

William J. Bolton (6)                 Fiscal 1997          $261,537             -0-              -0-
   Former Chairman of the Board       Fiscal 1996          $407,689      $  148,330         $ 27,197
   and Chief Executive Officer     Transition Period       $176,606      $  392,300              -0-

James J. Hagan (7)                    Fiscal 1997          $275,002             -0-              -0-
   Executive Vice President           Fiscal 1996          $206,251      $   58,833         $ 79,511
   and Chief Financial Officer

David B. Clark (8)                    Fiscal 1997          $266,669             -0-              -0-
   Former Executive Vice              Fiscal 1996          $246,639      $   76,067              -0-
   President - Merchandising       Transition Period       $ 47,518      $   55,965              -0-

Walter M. Grant                       Fiscal 1997          $240,006             -0-              -0-
   Senior Vice President,             Fiscal 1996          $152,311      $   43,447         $119,882
   General Counsel
   and Secretary

John Butler                           Fiscal 1997          $207,579      $   18,174         $  7,480
   Senior Vice President -
   Operations


                                          Long-Term
                                          ---------
                                     Compensation Awards
                                     -------------------

                                         Securities
                                         Underlying             All Other
                                      Stock Options (#)    Compensation ($) (4)
                                      -----------------    --------------------
James A. Demme (5)                          250,000             $ 42,997
   Chairman of the Board
   and Chief Executive Officer

William J. Bolton (6)                           -0-             $  2,481
   Former Chairman of the Board             250,000             $123,816
   and Chief Executive Officer                  -0-                  -0-

James J. Hagan (7)                              -0-             $    968
   Executive Vice President                  66,667             $ 36,929
   and Chief Financial Officer

David B. Clark (8)                              -0-             $  6,002
   Former Executive Vice                     62,500             $ 64,196
   President - Merchandising                    -0-                  -0-

Walter M. Grant                                 -0-             $  3,968
   Senior Vice President,                    56,250             $ 56,435
   General Counsel
   and Secretary

John Butler                                  62,500             $ 49,618
   Senior Vice President -
   Operations


         (1) The amounts in this column reflect compensation for services provided (i) during a portion of the Transition Period and a portion of Fiscal 1997 for Mr. Bolton, (ii) a portion of the Transition Period for Mr. Clark,
(iii) a portion of Fiscal 1996 for Mr. Hagan and Mr. Grant, and (iv) a portion of Fiscal 1997 for Mr. Demme and Mr. Butler. The Named Executive Officers began employment with the Company on the following dates: August 21, 1995 for Mr. Bolton, November 13, 1995 for Mr. Clark, May 6, 1996 for Mr. Hagan, June 17, 1996 for Mr. Grant, February 6, 1997 for Mr. Butler, and September 19, 1997 for Mr. Demme. Mr. Bolton's employment with the Company was terminated on September 19, 1997.

         (2) The amounts listed in this column include signing bonuses paid by the Company during Fiscal 1997 to each of Mr. Demme and Mr. Butler and signing bonuses paid by the Company during the Transition Period to each of Mr. Bolton and Mr. Clark. SEE "EMPLOYMENT AGREEMENT WITH JAMES A. DEMME" AND "EMPLOYMENT AGREEMENTS WITH OTHER NAMED EXECUTIVE OFFICERS."

         (3) The amounts in this column include (i) the dollar value of the difference between the price paid by Mr. Hagan and Mr. Grant for shares of the Company's Common Stock purchased from the Company during Fiscal 1996 and the fair market value of such shares on the date of purchase, (ii) amounts paid by the Company to reimburse Mr. Hagan and Mr. Grant for taxes on the difference between the price paid by them for shares of the Company's Common Stock and the fair market value of such shares on the date of purchase, and (iii) amounts paid by the Company to reimburse the Named Executive Officers for taxes on the relocation expenses or allowances reported in the column entitled "All Other

Compensation." The amounts in this column do not include the value of other perquisites and personal benefits provided by the Company to the Named Executive Officers. The value of the perquisites and benefits provided to each Named Executive Officer during Fiscal 1997, Fiscal 1996 and the Transition Period did not exceed the lesser of $50,000 or 10% of such Named Executive Officer's salary plus annual bonus.

         (4) The amounts in this column include (i) relocation expenses or allowances paid by the Company on behalf of each Named Executive Officer, (ii) the dollar value of insurance premiums paid by the Company for term life insurance policies providing death benefits to the beneficiaries of the Named Executive Officers, and (iii) matching contributions made by the Company to the Named Executive Officers under the Company's Retirement Savings Plan.

         (5) Mr. Demme was elected Chairman of the Board and Chief Executive Officer of the Company on September 19, 1997. SEE "EMPLOYMENT AGREEMENT WITH JAMES A. DEMME."

         (6) Mr. Bolton resigned his position as Chairman of the Board and Chief Executive Officer of the Company on September 19, 1998. In connection with his resignation, Mr. Bolton entered into a Settlement Agreement and General Release with the Company under which Mr. Bolton was entitled to receive severance compensation from the Company. SEE "SETTLEMENT AGREEMENT WITH WILLIAM J. BOLTON." The severance compensation paid to Mr. Bolton is not included in the Summary Compensation Table.

         (7) Mr. Hagan was elected to the position of Executive Vice President and Chief Financial Officer of the Company on January 29, 1997. Prior to January 29, 1997, Mr. Hagan served as Senior Vice President and Chief Financial Officer of the Company.

         (8) Mr. Clark was elected to the position of Executive Vice President - Merchandising of the Company on January 29, 1997. Prior to January 29, 1997, Mr. Clark served as the Company's Senior Vice President - Operations. Mr. Clark resigned his position with the Company on February 13, 1998.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

         During the fiscal year ended January 31, 1998, the Company granted stock options to two of the Named Executive Officers under the 1996 Stock Purchase and Option Plan for Key Employees of Bruno's, Inc. and Subsidiaries (the "Option Plan"). No stock appreciation rights were granted to any of the Named Executive Officers during the last fiscal year. The Named Executive Officers to whom options were granted were required to purchase shares of the Company's Common Stock from the Company in order to be eligible to receive stock options under the Option Plan. SEE "EMPLOYMENT AGREEMENT WITH JAMES A. DEMME," "EMPLOYMENT AGREEMENTS WITH OTHER NAMED EXECUTIVE OFFICERS" AND "CERTAIN RELATIONSHIPS BETWEEN THE COMPANY AND OFFICERS AND DIRECTORS."

         The following table contains information regarding the stock options granted by the Company to the Named Executive Officers during the last fiscal year:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                   POTENTIAL REALIZABLE VALUE
                                                                                    AT ASSUMED ANNUAL RATES
                                                                                  OF STOCK PRICE APPRECIATION
                          INDIVIDUAL GRANTS                                              FOR OPTION TERM
---------------------------------------------------------------------------    ---------------------------

                            NUMBER OF    % OF TOTAL
                           SECURITIES     OPTIONS
                           UNDERLYING    GRANTED TO    EXERCISE
                             OPTIONS     EMPLOYEES      OR BASE
                           GRANTED (#)   IN FISCAL       PRICE      EXPIRATION
NAME                           (1)          YEAR        ($/SH)         DATE       5% ($) (2)      10% ($) (2)
-------------------------------------------------------------------------------------------------------------
James A. Demme               250,000        39%       $12.00 (3)    9/19/07         -0-              $242,178

John Butler                  62,500        9.8%       $12.00 (4)    4/21/07       $426,876         $1,123,979


         (1) All of the stock options granted to the Named Executive Officers are non-qualified options and have a term of ten years from the date of grant. One-half of the options granted to each Named Executive Officer become exercisable based on the Named Executive Officer's length of service with the Company (the "Time Options"), and the remaining one-half of the options become exercisable based on the Company's financial performance (the "Performance Options"). The Time Options granted to each Named Executive Officer become exercisable in equal installments of 20% per year over a five-year period. The Performance Options become exercisable with respect to 20% of the underlying shares on each August 18 following the completion of a fiscal year of the Company in which the Company meets the annual and cumulative performance targets specified by the Board of Directors of the Company. If the performance targets specified by the Board of Directors are not met for a given year but the Company meets both its annual and cumulative performance targets in a subsequent year, then the Performance Options will become exercisable with respect to all of the shares that would have been exercisable if the performance targets had been met as scheduled. All Performance Options will become exercisable after seven years from the date of grant, regardless of whether the Company's performance targets have been met.

         (2) The dollar gains shown in these columns result from calculations using assumed annual growth rates of 5% and 10% in the value of the Company's Common Stock measured from the market value at the date of grant through the expiration date of the ten-year life of the stock options granted to the Named Executive Officers. These assumed rates of growth were selected by the Securities and Exchange Commission for illustration purposes only and are not intended to forecast future stock prices, which will depend upon market conditions and the Company's future performance and prospects. The dollar gains shown in these columns reflect a future value based upon growth at the prescribed rates.

         (3) The fair market value of the Company's Common Stock on the date on which options were granted to Mr. Demme was $5.00 per share.

         (4) The fair market value of the Company's Common Stock on the date on which options were granted to Mr. Butler was $11.56 per share.

OPTION EXERCISES AND HOLDINGS

         No options were exercised by the Named Executive Officers during the last fiscal year. The following table contains information with respect to the unexercised options to purchase shares of the Company's Common Stock held by the Named Executive Officers as of January 31, 1998:


                OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                             YEAR-END OPTION VALUES

                                                                            VALUE OF UNEXERCISED
                                   NUMBER OF SECURITIES UNDERLYING              IN-THE-MONEY
                                         UNEXERCISED OPTIONS                 OPTIONS AT FISCAL
                                        AT FISCAL YEAR END (#)                 YEAR END ($)(1)
                                        ---------------------                 ---------------
             NAME                   EXERCISABLE       UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
             ----                   -----------       -------------     -----------    -------------
             James A. Demme             -0-              250,000            -0-             -0-

             William J. Bolton          -0-                -0-              -0-             -0-

             James J. Hagan            6,666             60,001             -0-             -0-

             David B. Clark           18,750             43,750             -0-             -0-

             John Butler                -0-              62,500             -0-             -0-

             Walter M. Grant           5,625             50,625             -0-             -0-


         (1) An option is "in-the-money" if the fair market value of the Company's Common Stock exceeds the exercise price. None of the options held by the Named Executive Officers were "in-the-money" on January 31, 1998. All of the options held by the Named Executive Officers have an exercise price of $12.00 per share. The fair market value of the Company's Common Stock on January 31, 1998 was $2.625 per share based on trading in the over-the-counter market. See
Part II, Item 5 of the Form 10-K Report under the caption "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS."

COMPENSATION OF DIRECTORS

         Members of the Board of Directors who are not employees of the Company receive an annual retainer from the Company in the amount of $30,000. Directors do not receive separate fees for attending meetings of the Board of Directors or for serving on committees of the Board of Directors. Mr. Demme, who is an employee of the Company, does not receive any additional compensation for serving on the Board of Directors.

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

         Five of the members of the Board of Directors elected to participate in the Deferred Compensation Plan for the period commencing on June 1, 1997. The participating directors are Messrs. Kravis, Roberts, Raether, Greene, and Brous. All of such participating directors elected to have all of their fees for serving on the Board of Directors credited to a Stock Account. For the period from June 1, 1997 through January 31, 1998, the amounts credited to the Stock Account of each participating director were converted into the equivalent of 5,314 shares of the Company's Common Stock.

         On May 26, 1998, the Board of Directors of the Company voted to suspend the Deferred Compensation Plan effective as of May 3, 1998. Accordingly, all of the directors who were participating in the Deferred Compensation Plan will receive their fees for serving on the Board of Directors in cash commencing on May 3, 1998. The amounts previously credited to the Stock Accounts of each participating director will continue to be held by the Company and will be distributed to such participating director on the first day of the year following such director's retirement or separation from the Board of Directors.

EMPLOYMENT AGREEMENT WITH JAMES A. DEMME

         On September 19, 1997, the Board of Directors of the Company elected Mr. Demme to the position of Chairman of the Board and Chief Executive Officer of the Company. Mr. Demme succeeded William J. Bolton, who had served as Chairman of the Board and Chief Executive Officer of the Company since August 21, 1995. In conjunction with his election, Mr. Demme entered into an Employment Agreement with the Company dated as of September 19, 1997. Mr. Demme's Employment Agreement was amended on January 31, 1998.

         The Employment Agreement with Mr. Demme provided that he would receive a signing bonus of $1,200,000 as soon as practicable after commencement of his employment with the Company. The Employment Agreement further provided that Mr. Demme and the Company would enter into a Management Stockholder's Agreement under which Mr. Demme would purchase the number of shares of Common Stock of the Company having a current market value equal to $1,000,000. Accordingly, on September 19, 1997, the Company and Mr. Demme entered into a Management Stockholder's Agreement under which Mr. Demme purchased 200,000 shares of the Company's Common Stock at a price of $5.00 per share or an aggregate price of $1,000,000. In conjunction with the purchase of these shares, the Company made a loan to Mr. Demme in the amount of $1,000,000 subject to the condition that the loan would be prepaid in an amount equal to the after-tax proceeds of the signing bonus paid to Mr.

Demme. The after-tax proceeds of the signing bonus were $625,354, and this amount was paid by Mr. Demme to the Company. Mr. Demme executed a promissory note in favor of the Company in the principal amount of $374,646, which represents the difference between the aggregate purchase price for the shares of the Company's Common Stock purchased by Mr. Demme and the after-tax proceeds of Mr. Demme's signing bonus. SEE "INDEBTEDNESS OF MANAGEMENT." In connection with his purchase of shares of the Company's Common Stock, the Company granted to Mr. Demme the stock options described above in the table entitled "OPTION GRANTS IN LAST FISCAL YEAR."

         Mr. Demme's Employment Agreement provides that he is entitled to receive an annual base salary of $400,000 and an annual performance bonus with a target amount equal to not less than 50% of his base salary and a maximum amount equal to 100% of his base salary. The performance bonus is based on the satisfaction of performance criteria established by the Board of Directors of the Company. The Employment Agreement also provided for the Company to pay Mr. Demme's relocation expenses. The relocation payments incurred by Mr. Demme during the fiscal year ended January 31, 1998 are reported above in the table entitled "SUMMARY COMPENSATION TABLE."

         The term of the Employment Agreement for Mr. Demme will continue until the termination of Mr. Demme's employment pursuant to his Employment Agreement. The Company has the right to terminate Mr. Demme's employment at any time and for any reason. If Mr. Demme's employment is terminated by the Company without cause or by Mr. Demme for "good reason," then Mr. Demme will be entitled to receive a termination amount payable in 24 monthly installments equal to two times the sum of Mr. Demme's annual base salary plus target bonus as in effect immediately prior to the event giving rise to such termination. Mr. Demme also will be entitled to receive payment for accrued but unused vacation days and to continued coverage for 24 months under any employee medical, disability and life insurance plans in accordance with the terms of such plans. Mr. Demme may terminate his employment for "good reason" in the event of (i) a material breach by the Company of any provision of his Employment Agreement, including a material reduction by the Company in Mr. Demme's duties, authority, support or responsibilities, (ii) a decision by the Company requiring Mr. Demme to perform his duties and responsibilities for the Company at a location other than Birmingham, Alabama, or (iii) a reduction by the Company in Mr. Demme's base salary, other than a reduction that is part of a general salary reduction program affecting at least 90% of the officers of the Company and not exceeding 10% of Mr. Demme's base salary.

EMPLOYMENT AGREEMENTS WITH OTHER NAMED EXECUTIVE OFFICERS

         In addition to the Employment Agreement with Mr. Demme, the Company also has entered into Employment Agreements with each of Messrs. Hagan, Grant, and Butler. All of these Employment Agreements were amended on January 31, 1998. These Employment Agreements, as so amended, are hereinafter referred to as the "Employment Agreements."

         The Employment Agreements provide that the executive officer is entitled to receive a base salary, which may be increased in the reasonable discretion of the Company, and an annual bonus with a target amount equal to 50% of the executive officer's base salary and a maximum amount equal to 100% of the executive officer's base salary. The initial base salaries specified in the Employment Agreements are $275,000 for Mr. Hagan, $240,000 for Mr. Grant, and $210,000 for Mr. Butler.

         The Employment Agreements provide that each executive officer would be given the opportunity to purchase a specified number of shares of the Company's Common Stock at a price of $12.00 per share and would be granted options to purchase additional shares of the Company's Common Stock at an exercise price of $12.00 per share. Pursuant to the Employment Agreements, the Company sold 25,000 shares of the Company's Common Stock to each of Mr. Hagan and Mr. Grant and 20,833 shares of the Company's Common Stock to Mr. Butler. The Company also granted to the executive officers the stock options described above in the tables entitled "OPTION GRANTS IN LAST FISCAL YEAR," AND "OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES."

         The Employment Agreements also provided for the Company to pay relocation expenses or allowances for the executive officers and to pay a signing bonus to Mr. Butler. The relocation payments and Mr. Butler's signing bonus are reported above in the table entitled "SUMMARY COMPENSATION TABLE."

         The Employment Agreement for each executive officer will continue until his or her employment is terminated either voluntarily or involuntarily. The Company has the right to terminate an executive officer's employment at any time and for any reason. If an executive officer's employment is terminated by the Company without cause or if the executive officer's employment is terminated by the executive officer for "good reason," then the executive officer is entitled to receive a severance payment equal to his or her base salary plus target bonus for one year and to continued coverage for 12 months under any employee medical, disability and life insurance plans in accordance with the terms of such plans. An executive officer may terminate his or her employment for "good reason" in the event of (i) a material breach by the Company of any provision of the Employment Agreement, including a demotion by the Company in the executive officer's position or the assignment to the executive officer of duties or responsibilities which are materially inconsistent with the duties or responsibilities contemplated by the Employment Agreement, (ii) a reduction by the Company in the executive officer's base salary or bonus opportunity, other than a reduction that is part of a general salary reduction program affecting all senior executives of the Company and that does not exceed 10% of the executive officer's base salary, or (iii) a change in the executive officer's work location to a location other than Birmingham, Alabama.

SETTLEMENT AGREEMENT WITH WILLIAM J. BOLTON

         Mr. Bolton resigned his position as Chairman of the Board and Chief Executive Officer of the Company on September 19, 1997. Prior to his resignation, Mr. Bolton was a party to an Employment Agreement with the Company dated as of August 17, 1995. Under the terms of the Employment Agreement, the Company had the right to terminate Mr. Bolton's employment at any time and for any reason. The Employment Agreement provided that if Mr. Bolton's employment were terminated by the Company without cause or by Mr. Bolton for "good reason," then Mr. Bolton would be entitled to receive a termination amount payable in 18 monthly installments equal to the greater of (i) an amount equal to Mr. Bolton's base salary for 18 months at its then current monthly rate plus 1.5 times the amount of Mr. Bolton's target bonus for the year in which the termination occurred or (ii) the amount of the base salary plus target bonus that Mr. Bolton would have received for the remaining term of his Employment Agreement. In addition, the Employment Agreement provided that Mr. Bolton, upon the termination of his employment without cause or for "good reason," would be entitled to receive payment for accrued but unused vacation days and to continued coverage for 18 months under any employee medical, disability and life insurance plans in accordance with the terms of such plans.

         In connection with his resignation, Mr. Bolton entered into a Settlement Agreement and General Release with the Company dated as of October 29, 1997 (the "Settlement Agreement"). Under the Settlement Agreement, the Company agreed to treat Mr. Bolton's resignation as a termination without cause by the Company for purposes of Mr. Bolton's Employment Agreement. The Settlement Agreement provided that the Company would pay to Mr. Bolton the gross amount of $960,000 in 39 bi-weekly installments of $24,615.38 each. The Company also agreed to pay an additional $24,615.38 to Mr. Bolton to compensate him for his accrued but unused vacation days. In addition, the Company agreed to continue Mr. Bolton's coverage under the Company's medical, dental, disability and life insurance plans through March 20, 1999.

         On February 2, 1998, the Company and its 11 subsidiaries each filed a petition for reorganization under the Bankruptcy Code. The petitions were filed in the United States Bankruptcy Court for the District of Delaware under case numbers 98-212(SLR) through 98-223(SLR) (the "Chapter 11 Cases"). Prior to the commencement of the Chapter 11 Cases, the Company had paid $233,842.88 to Mr. Bolton (including $24,615.38 for accrued but unused vacation pay) pursuant to the Settlement Agreement. As a result of the commencement of the Chapter 11 Cases, the Company discontinued its payments to Mr. Bolton under the Settlement Agreement and terminated Mr. Bolton's coverage under the Company's medical, dental, disability and life insurance plans. The Company's unpaid obligations to Mr. Bolton under the Settlement Agreement represent an unsecured liability of the Company to be resolved in connection with the Chapter 11 Cases.

         On February 15, 1996, Mr. Bolton purchased 83,333 shares of Common Stock from the Company at a price of $12.00 per share or an aggregate price of $999,996. In connection with this purchase, the Company made a loan to Mr. Bolton in the amount of $443,253. Under the Settlement Agreement, Mr. Bolton agreed to sell his shares of the Company's Common Stock and to cause the proceeds from the sale of such shares to be paid to the Company to be applied against Mr. Bolton's indebtedness to the Company. The Company, in turn, agreed to cancel Mr. Bolton's remaining indebtedness to the Company upon completion of the sale of all of Mr. Bolton's shares of the Company's Common Stock and upon the transfer to the Company of the proceeds from the sale of such shares. Prior to the commencement of the Chapter 11 Cases, Mr. Bolton had sold 45,834 shares of the Company's Common Stock and had remitted $147,070, the proceeds from the sale of such shares, to the Company. Mr. Bolton's remaining indebtedness to the Company is $296,183.

BRUNO'S, INC. RETENTION PLAN

         On January 30, 1998, the Compensation Committee of the Board of Directors of the Company approved and adopted the Bruno's, Inc. Retention Plan (the "Retention Plan"). The Retention Plan was ratified and approved by the full Board of Directors on April 23, 1998. The Retention Plan is designed to supplement temporarily the salaries of key employees of the Company in order to maintain competitive compensation levels for such employees during their continued employment with the Company. The Retention Plan will expire on January 29, 2000, but the Compensation Committee of the Board of Directors may extend the Retention Plan for an additional year in its sole discretion.

         Participants in the Retention Plan are designated by the Compensation Committee of the Board of Directors. There are currently 22 key employees participating in the Retention Plan, including the Named Executive Officers (except for Mr. Bolton and Mr. Clark who are no longer employed by the Company). Each participant is entitled to receive an annual retention bonus in an amount equal to a percentage of the participant's annual base salary, but such percentage may not exceed 125% for any senior officer of the Company and 55% for any other key employee of the Company. The bonus percentages specified by the Compensation Committee for the Named Executive Officers are 125% for Mr. Demme, 75% for Mr. Hagan, 65% for Mr. Grant, and 50% for Mr. Butler. Each participant who is employed by the Company for the first six months of a fiscal year is entitled to receive 25% of his or her retention bonus for such fiscal year. If such participant remains employed for the last six months of the fiscal year, then such participant is entitled to receive the remaining 75% of his or her retention bonus for such fiscal year.

         The Retention Plan provides that a participant is entitled to receive a pro rata portion of the full amount of his or her retention bonus for any fiscal year, less any retention bonus already received for such fiscal year, if the participant's employment is terminated by the Company without cause or by the participant for "good reason." A participant may terminate his or her employment for "good reason" upon the occurrence of any of the following events with respect to such participant: (i) any reduction in the participant's base salary or target bonus opportunity; (ii) any material reduction by the Company of the participant's duties, authority, support or responsibilities (except in connection with the participant's termination for cause, disability or resignation for good reason); (iii) any change of more than 35 miles in the participant's principal work location; or (iv) any reduction in the participant's employee benefits other than changes approved in writing by the Chief Executive Officer of the Company.

         If a participant's employment is terminated without cause or for "good reason" in contemplation of, on or after a change in control of the Company, the Retention Plan provides that the participant is entitled to receive an amount equal to the retention bonuses that would have been payable (and have not yet been paid) if the participant had remained employed throughout the term of the Retention Plan. A termination of employment without cause or a resignation for good reason within three months prior to a change in control of the Company shall be treated as being in contemplation of such change in control. Unless otherwise determined by a unanimous vote of the Continuing Directors (as defined below) prior to any change in control, a "change in control of the Company" shall mean and be deemed to have occurred if: (i) the Board of Directors of the Company shall adopt a resolution of a plan of liquidation with respect to the Company; (ii) at any time Continuing Directors (as defined below) shall not constitute a majority of the Board of Directors of the Company; or (iii) KKR and its affiliates shall at any time not own directly or indirectly, beneficially and of record, a majority of the outstanding voting stock of the Company. The term "Continuing Director" means, at any determination date, an individual (i) who was a member of the Board of Directors of the Company on January 28, 1998, (ii) who, at such determination date, has been a member of the Board of Directors for at least the twelve preceding months, (iii) who has been nominated to be a member of the Board of Directors, directly or indirectly, by KKR or persons nominated by KKR, or (iv) who has been nominated to be a member of the Board of Directors by a majority of the other Continuing Directors then in office.

         The Retention Plan cannot be amended or terminated except with respect to a participant who has consented in writing to any such amendment or termination. The Compensation Committee of the Board of Directors is responsible for the administration of the Retention Plan.

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

         The plan permits the Company to make discretionary profit sharing contributions to the accounts of eligible participants in an amount determined annually by the Board of Directors of the Company. The Company did not make discretionary contributions to the plan during the Transition Period or during the fiscal years ended February 1, 1997 and January 31, 1998.

         All voluntary contributions made by plan participants and all matching contributions made by the Company are fully vested at all times. Any discretionary contributions made by the Company are vested after a plan participant has completed five years of service with the Company or upon the participant's death, disability or normal retirement. A participant is entitled to receive a distribution of his vested account in the plan 90 days after the participant's termination of employment with the Company, except that immediate distributions are available if the termination of employment occurs as a result of retirement, disability or death. Payments generally are made in the form of a lump sum.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT.

OWNERSHIP OF COMPANY STOCK BY CERTAIN HOLDERS

         On August 18, 1995, Crimson Acquisition Corp. was merged into and with the Company (the "Merger"). Since the date of the Merger, Crimson Associates, L.P. and KKR Partners, II, L.P. (the "Partnerships") have owned 20,833,333 shares of the Company's Common Stock. The shares owned by the Partnerships represent approximately 81.7% of the outstanding shares of Common Stock as of May 15, 1998. The Partnerships also own warrants under which they have the right to purchase an additional 10,000,000 shares of Common Stock at an exercise price of $12.00 per share, subject to adjustment (the "Warrants"). The Partnerships were organized by KKR.

         The following table sets forth, as of the close of business on May 15, 1998, information as to those stockholders (other than the executive officers and directors of the Company) known to the Company to be the beneficial owners of more than 5% of the outstanding shares of the Company's Common Stock:

                                                            COMMON STOCK                        PERCENTAGE OF
                                                         BENEFICIALLY OWNED                     COMMON STOCK
        NAME AND ADDRESS                                  ON MAY 15, 1998                        OUTSTANDING
        ----------------                                  ---------------                        -----------
        KKR Associates, L.P. (1)                           30,833,333 (2)                         87.3% (3)
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

         (3) For purposes of computing the percentage of outstanding shares held by KKR Associates, the shares which KKR Associates has the right to acquire upon exercise of the Warrant are deemed to be outstanding, but the shares that the executive officers and directors of the Company have the right to acquire within the next 60 days pursuant to the exercise of stock options (as shown in the following table) are not deemed to be outstanding.

OWNERSHIP OF COMPANY STOCK BY DIRECTORS AND OFFICERS

         The members of the Company's Board of Directors, the Named Executive Officers and all directors and executive officers of the Company as a group have beneficial ownership of the number of shares of the Company's Common Stock indicated in the following table and its footnotes. Unless otherwise indicated in the footnotes, each such individual has sole voting and investment power with respect to the shares set forth in the table.


                                                         COMMON STOCK BENEFICIALLY                 PERCENTAGE OF COMMON
NAME                                                       OWNED ON MAY 15, 1998                   STOCK OUTSTANDING (1)
----                                                       ---------------------                   ---------------------
James A. Demme.................................                       200,000                             *
Henry R. Kravis................................                    30,833,333 (2)                     87.3%
George R. Roberts..............................                    30,833,333 (2)                     87.3%
Paul E. Raether................................                    30,833,333 (2)                     87.3%
James H. Greene, Jr............................                    30,833,333 (2)                     87.3%
Ronald G. Bruno................................                        80,874 (3)                       *
Nils P. Brous..................................                         -0-                             *
Robert R. Onstead..............................                         -0-                             *
James J. Hagan.................................                        38,332 (4)                       *
Walter M. Grant................................                        36,250 (4)                       *
John Butler....................................                        27,083 (4)                       *
William J. Bolton..............................                        37,499 (5)                       *
David B. Clark.................................                         -0-                             *

All Executive Officers and Directors as a group
(14 persons)...................................                    31,233,791 (6)                     87.9%

-------------------
     *Holdings do not exceed 1% of the total outstanding shares of Common Stock.

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

         (2) This amount includes 20,833,333 shares owned of record by the Partnerships. Messrs. Kravis, Roberts, Raether and Greene are general partners of KKR Associates, which is the sole general partner of each of the Partnerships. Under regulations adopted by the Securities and Exchange Commission, Messrs. Kravis, Roberts, Raether and Greene, along with the other general partners of KKR Associates, may be deemed to share beneficial ownership of the shares beneficially owned by KKR Associates, but they disclaim any such beneficial ownership. This amount also includes 10,000,000 shares of Common Stock subject to purchase within the next 60 days pursuant to exercise of the Warrants.

         (3) This amount includes 37,510 shares owned directly by Mr. Bruno, 176 shares owned by Mr. Bruno's wife, 1,325 shares held by Mr. Bruno as a Trustee for his minor son, 25,089 shares held by Mr. Bruno as co-trustee for various family members, and 16,774 shares held by Mr. Bruno as executor for an estate.

        (4) These amounts include shares subject to purchase within the next 60 days pursuant to the exercise of stock options as follows: Mr. Hagan, 13,322 shares; Mr. Grant, 11,250 shares; and Mr. Butler, 6,250 shares.

         (5) Pursuant to the Settlement Agreement, Mr. Bolton agreed to sell these shares and to cause the proceeds from the sale of the shares to be paid to the Company to be applied against Mr. Bolton's indebtedness to the Company. SEE "SETTLEMENT AGREEMENT WITH WILLIAM J. BOLTON."

         (6) The number of shares shown for directors and executive officers as a group includes an aggregate of 10,040,206 shares which are subject to purchase by members of the group within the next 60 days pursuant to the exercise of stock options and pursuant to the exercise of the Warrants.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN RELATIONSHIPS BETWEEN THE COMPANY AND ITS OFFICERS AND DIRECTORS

         During the fiscal year ended January 31, 1998, the Company sold shares of its Common Stock to two of the Named Executive Officers pursuant to the Employment Agreements with such Named Executive Officers. SEE "EMPLOYMENT AGREEMENTS WITH JAMES A. DEMME" AND "EMPLOYMENT AGREEMENTS WITH OTHER NAMED EXECUTIVE OFFICERS." The Company sold 200,000 shares to Mr. Demme at a price of $5.00 per share and 20,833 shares to Mr. Butler at a price of $12.00 per share. In connection with the purchase of such shares, Mr. Demme and Mr. Butler each entered into a Management Stockholder's Agreement with the Company (the "Stockholder's Agreements"). The Stockholder's Agreements impose restrictions on the transfer of the shares of Common Stock purchased by Mr. Demme and Mr. Butler. With certain exceptions, the shares purchased by Mr. Demme and Mr. Butler cannot be transferred prior to the fifth anniversary of the purchase date of such shares. In addition, the Company has the option to repurchase such shares in the event of the termination of the employment of Mr. Demme or Mr. Butler.

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

         KKR, which is an affiliate of KKR Associates, may receive investment banking fees for services rendered to the Company in connection with certain transactions. During the fiscal year ended January 31, 1998, the Company paid $1,000,000 in fees to KKR for management, consulting and financial services provided by KKR to the Company. The Company also reimbursed KKR for its expenses incurred in providing such services. Messrs. Kravis, Roberts, Raether, and Greene are members of the limited liability company which serves as the general partner of KKR, and Mr. Brous is an executive of KKR.

INDEBTEDNESS OF MANAGEMENT

         The Company made loans to certain of its executive officers in connection with their purchase of shares of the Company's Common Stock. Each loan bears interest at the applicable federal rate as determined under the Internal Revenue Code of 1986, as amended, at the time the loan was made. The outstanding principal amounts under these loans as of May 15, 1998 are shown below:

         NAME AND TITLE                                      AMOUNT OF INDEBTEDNESS                 APPLICABLE
         OF EXECUTIVE OFFICER                                      TO COMPANY                      INTEREST RATE
         --------------------                                      ----------                      -------------
         James A. Demme                                                 $374,646                       6.14%
         Chairman of the Board and
         Chief Executive Officer

         John Butler                                                    $125,000                       6.39%
         Senior Vice President - Operations

         Laura Hayden                                                   $ 93,750                       6.53%
         Senior Vice President - Human Resources

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


                                             BRUNO'S, INC.
                                             (Registrant)

                                             By  /s/ James A. Demme
                                                 -------------------------------
                                                 James A. Demme
                                                 Chairman of the Board and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


Dated:  May 29, 1998