Form 10-Q
period 1998-05-02
BRUNOS INC
filed 1998-06-15
CIK 14920

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
                                    FORM 10-Q
                             ----------------------

(MARK ONE)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED MAY 2, 1998

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

                                 YES (X) NO ( )


                  NUMBER OF OUTSTANDING SHARES OF COMMON STOCK
                        AS OF JUNE 10, 1998 IS 25,507,982

                                                      Commission File No. 0-6544


                                  BRUNO'S, INC.
                             (DEBTOR-IN-POSSESSION)

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:                                                                   PAGE NO.
                                                                                                 --------
     Condensed Consolidated Balance Sheets at
        May 2, 1998 and January 31, 1998                                                            2

     Condensed Consolidated Statements of Operations for the
       Thirteen (13) Week Periods Ended  May 2, 1998 and May 3, 1997                                3

     Condensed Consolidated Statements of Cash Flows for the
       Thirteen (13) Week Periods Ended May 2, 1998 and May 3, 1997                                 4

     Notes to Condensed Consolidated Financial Statements                                           5

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                               8

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                         15

Item 2.  Change in Securities                                                                      15

Item 3.  Defaults Upon Senior Securities                                                           15

Item 4.  Submission of Matters to a Vote of Security Holders                                       15

Item 5.  Other Information                                                                         15

Item 6.  Exhibits and Reports on Form 8-K                                                          15

Signature Page                                                                                     17

Index of Exhibits                                                                                  18

                                                      Commission File No. 0-6544
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


BRUNO'S, INC.
(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MAY 2, 1998 AND JANUARY 31,1998
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                 MAY 2,       JANUARY 31,
                                                                  1998           1998
                                                              (unaudited)
                                                              -----------     -----------
ASSETS:
     Current assets:
      Cash and cash equivalents                                $  22,772       $   2,888
      Receivables                                                 24,427          13,418
      Inventories, net of LIFO reserve of $8,922
        at May 2, 1998, and  January 31, 1998                    175,696         180,274
      Vendor deposits                                             40,169              --
      Prepaid expenses and other                                  11,030           7,341
                                                               ---------       ---------
        Total current assets                                     274,094         203,921
                                                               ---------       ---------

     Property and equipment, net of accumulated
      depreciation of $323,922 and $332,369,
      respectively                                               350,927         377,670
                                                               ---------       ---------

     Intangibles and other assets, net                            42,978          41,374
                                                               ---------       ---------
        Total noncurrent assets                                   42,978          41,374
                                                               ---------       ---------


        Total                                                  $ 667,999       $ 622,965
                                                               =========       =========

LIABILITIES AND DEFICIENCY IN NET ASSETS:
   Liabilities not subject to compromise
     Current liabilities:
      Current maturities of capitalized lease obligations      $   3,924       $   4,028
      Accounts payable                                            73,499         105,011
      Accrued payroll and related expenses                         8,321          12,294
      Accrued interest                                                --          24,727
      Other accrued expenses                                      40,776          49,470
                                                               ---------       ---------
        Total current liabilities                                126,520         195,530
                                                               ---------       ---------


     Noncurrent liabilities:
      Long-term debt                                                  --         858,630
      Capitalized lease obligations                               10,957          11,906
      Other noncurrent liabilities                                33,816          41,948
                                                               ---------       ---------
        Total noncurrent liabilities                              44,773         912,484
                                                               ---------       ---------

   Liabilities subject to compromise                             993,046              --
                                                               ---------       ---------

     Deficiency in net assets:
      Common Stock, $.01 par value, 60,000,000
        shares authorized; 25,507,982 issued and
         outstanding at May 2, 1998, and January 31, 1998            255             255
      Paid-in capital                                           (586,944)       (586,944)
      Retained earnings                                           92,058         103,411
      Shareholders' notes receivable                              (1,709)         (1,771)
                                                               ---------       ---------
        Total deficiency in net assets                          (496,340)       (485,049)
                                                               ---------       ---------

        Total                                                  $ 667,999       $ 622,965
                                                               =========       =========

See notes to condensed consolidated financial statements.

                                                      Commission File No. 0-6544
BRUNO'S, INC.
(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRTEEN WEEK PERIODS ENDED MAY 2, 1998 AND
MAY 3, 1997
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                       MAY 2,            MAY 3,
                                                                                        1998              1997
                                                                                     (13 WEEKS)        (13 WEEKS)
                                                                                     (UNAUDITED)       (UNAUDITED)
                                                                                     -----------       -----------
NET SALES                                                                            $   501,729       $   685,260
                                                                                     -----------       -----------

COST AND EXPENSES:
    Cost of products sold                                                                389,239           529,362
    Store operating, selling and administrative expenses                                 106,985           128,771
    Depreciation and amortization                                                         13,480            14,257
    Interest expense, net (contractual interest for 1998 estimated at $ 21,042)              598            21,120
                                                                                     -----------       -----------
          Total cost and expenses                                                        510,302           693,510
                                                                                     -----------       -----------

          Loss before provision for reorganization
            and income taxes                                                              (8,573)           (8,250)

    Reorganization items                                                                   2,780                --
                                                                                     -----------       -----------

          Loss before income taxes                                                       (11,353)           (8,250)

INCOME TAX BENEFIT                                                                            --            (3,135)
                                                                                     -----------       -----------


          Net loss                                                                   $   (11,353)      $    (5,115)
                                                                                     ===========       ===========



NET LOSS PER BASIC AND DILUTED COMMON SHARE                                          $     (0.45)      $     (0.20)
                                                                                     ===========       ===========


CASH DIVIDENDS PER COMMON SHARE                                                      $        --       $        --
                                                                                     ===========       ===========


WEIGHTED AVERAGE BASIC AND DILUTED
    COMMON SHARES OUTSTANDING                                                         25,507,982        25,321,219
                                                                                     ===========       ===========


See notes to condensed consolidated financial statements.

BRUNO'S, INC.
(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTEEN WEEK PERIODS ENDED MAY 2, 1998 AND
MAY 3, 1997
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                    MAY 2,         MAY 3,
                                                                     1998           1997
                                                                  (13 WEEKS)      (13 WEEKS)
                                                                  (UNAUDITED)    (UNAUDITED)
                                                                  -----------    -----------
OPERATING ACTIVITIES:
    Net loss                                                       $(11,353)      $ (5,115)
    Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
       Depreciation and amortization                                 13,480         14,257
       Change in assets and liabilities                               6,946         (4,889)
                                                                   --------       --------
          Total adjustments                                          20,426          9,368
                                                                   --------       --------

          Net cash provided by operating activities                   9,073          4,253
                                                                   --------       --------

INVESTING ACTIVITIES:
    Proceeds from sale of property                                   17,086          8,259
    Capital expenditures                                             (5,314)       (17,239)
                                                                   --------       --------

          Net cash provided by/(used in) investing activities        11,772         (8,980)
                                                                   --------       --------

FINANCING ACTIVITIES:
    Reductions of long-term debt                                         --           (269)
    Net borrowings under revolving credit facilities                     --          3,500
    Reductions of prepetition capitalized lease obligations            (961)            --
    Sale of common stock, net                                            --             44

                                                                   --------       --------

          Net cash provided by/(used in) financing activities          (961)         3,275
                                                                   --------       --------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                 19,884         (1,452)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        2,888          4,908
                                                                   --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 22,772       $  3,456
                                                                   ========       ========


See notes to condensed consolidated financial statements.

                                                      Commission File No. 0-6544

BRUNO'S, INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTEEN WEEK PERIODS ENDED MAY 2, 1998, AND MAY 3, 1997
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Bruno's, Inc. (the "Company") and its wholly owned subsidiaries. Significant inter-company balances and transactions have been eliminated in consolidation. Operating results for the thirteen weeks ended May 2, 1998, are not necessarily indicative of the results that may be expected for the entire fiscal year. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

On February 2, 1998, the Company and its 11 subsidiaries each filed a petition for reorganization under chapter 11 of title 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). The petitions were filed in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") under case numbers 98-212(SLR) through 98-223(SLR) (the "Chapter 11 Cases"). The Chapter 11 Cases have been procedurally consolidated for administrative purposes. The Company and its subsidiaries are currently operating their businesses and managing their properties as debtors-in-possession pursuant to the Bankruptcy Code. The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting and in accordance with AICPA Statement of Position 90-7. The Company's recent losses from operations, significant shareholder deficiency and the related Chapter 11 Cases raise substantial doubt about the Company's ability to continue as a going concern.

         Under the provisions of the Bankruptcy Code, the Company has an exclusive period during which only it may propose and file and solicit acceptances of a plan of reorganization. The original exclusive period for the Company to propose a plan of reorganization expired on June 3, 1998, but the Bankruptcy Court, at the request of the Company, has extended the exclusive period until January 15, 1999. After the Company files its plan of reorganization, the Company will have an additional 60 days to solicit the necessary acceptances of the plan of reorganization. If the Company fails to file a plan of reorganization during the exclusive period or, after such plan has been filed, if the Company fails to obtain acceptance of such plan from the requisite impaired classes of creditors and equity security holders during the exclusive solicitation period, any party in interest, including a creditor, an equity security holder, a committee of creditors or equity security holders, or an indenture trustee, may file their own plan of reorganization for the Company.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the consolidated financial position and results of operations of the Company for the interim periods.

2.   DEFERRED TAX ASSET AND VALUATION RESERVE

In assessing the realization of deferred tax assets, management considers the likelihood that deferred tax assets will be realized through future taxable income. Based upon projections over the periods in which deferred tax assets are deductible, at May 2, 1998, management believes it is more likely than not that the net deferred tax asset will not be realized. Accordingly, the Company has fully reserved its net deferred tax assets.

3.   CONTINGENCIES

The Company is a party to various legal and taxing authority proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

4.   DEBTOR-IN -POSSESSION FINANCING

Subsequent to the filing of the Chapter 11 Cases, the Company entered into a Revolving Credit and Guaranty Agreement (the "Loan Agreement") with The Chase Manhattan Bank ("Chase") to provide secured debtor-in-possession financing. The Loan Agreement, as amended, provides for borrowings dependent upon the Company's level of inventory, real estate and the amount of claims from certain vendors with maximum borrowings of $200 million, including a subfacility of $32 million for the issuance of letters of credit. The Loan Agreement grants a security interest in substantially all of the Company's assets. Under the Loan Agreement, certain vendors who have agreed to provide the Company, among other things, with a line of credit and acceptable credit terms (the "Participating Vendors") are secured on a pari passu basis with the security interest granted to Chase and the other lenders. All obligations under the Loan Agreement will be afforded "super-priority" administrative expense status in the Chapter 11 Cases. Advances under the Loan Agreement bear interest at Chase's Alternative Base Rate (as defined in the Loan Agreement) plus 3/4 of 1%. The Loan Agreement contains certain restrictive covenants which, among other things, require the Company to maintain a minimum cumulative EBITDA as measured at the end of each of the Company's fiscal periods. The restrictive covenants also limit the Company's capital expenditures and dividends and the ability of the Company to grant liens and incur additional indebtedness. The Loan Agreement will terminate upon the earlier of consummation of a plan of reorganization in the Chapter 11 Cases, February 1, 2000 or a Prepayment Date (as such term is defined in the Loan Agreement). All borrowings under the Loan Agreement will become due 30 days after termination.

At May 2, 1998, the Company had no borrowings under the Loan Agreement but had utilized $1.2 million of the Loan Agreement to issue letters of credit. Availability under the Loan Agreement was also reduced by $1.3 million in trade payables to Participating Vendors.

5.   DISTRIBUTION CENTER ACCIDENT

On April 21, 1998, the refrigeration equipment in the Company's distribution facility was damaged as the result of an accident that caused a leak of refrigeration gas and a fire in the distribution facility's compressor room. The refrigeration equipment was repaired and became operational on May 24, 1998. During the period when the refrigeration equipment was out-of-service, the Company was not able to supply its stores with perishable merchandise from the Company's distribution facility. The Company made temporary arrangements with third party suppliers and distributors to supply the Company's stores with perishable merchandise. The Company, however, was not able to maintain adequate levels of perishable inventories at all times in its stores while the refrigeration equipment was out-of-service. The reduction in store-level perishable inventories resulted in a loss of customers and sales. Subject to a deductible of $100,000, the Company believes that it has insurance to cover (i) the cost of repairing or replacing the damaged equipment, (ii) business interruption losses resulting from the Company's inability to receive or ship perishable merchandise from the Company's distribution facility, and (iii) the additional expenses incurred by the Company to supply the Company's stores with perishable merchandise. As of May 2, 1998, the Company had recorded $1.7 million of costs and losses relating to the accident as a receivable recoverable from insurance. This amount does not include business interruption losses because the Company cannot currently estimate the amount of these losses. The Company cannot currently estimate the full amount of its losses attributable to the accident, and there can be no assurance that the Company will ultimately recover all of these losses.

6.   LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS

Liabilities subject to compromise refer to liabilities incurred prior to the commencement of the Chapter 11 Cases. These liabilities consist primarily of amounts outstanding under the Company's prior short-term borrowings and long-term debt and also include accounts payable, accrued interest, amounts accrued for rejected leases, and other accrued expenses. These amounts represent management's best estimate of known or potential claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, or other events. Payment terms for these amounts, which are considered long-term liabilities at this time, will be established in connection with the Chapter 11 Cases.

The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including prepetition wages, vacation pay, employee benefits and reimbursement of employee business expenses. The Bankruptcy Court also has authorized the Company to pay up to $23.0 million of prepetition obligations to critical vendors to aid the Company in maintaining the normal flow of merchandise to its stores.

Reorganization items recorded in the accompanying Condensed Consolidated Statements of Operations reflect primarily professional fees associated with the Chapter 11 Cases.

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

A table showing the percentage of net sales represented by certain items in the Company's condensed consolidated statements of operations is as follows:

                                                           MAY 2,       MAY 3,
                                                            1998         1997
                                                         (13 WEEKS)   (13 WEEKS)
                                                         ----------   ----------
Net sales                                                  100.00%      100.00%
Cost of products sold                                       77.58%       77.25%
Store operating, selling, and administrative expenses       21.32%       18.79%
                                                           ------       ------
EBITDA(1)                                                    1.10%        3.96%

Depreciation and amortization                                2.69%        2.08%
Interest expense, net                                        0.12%        3.08%
Reorganization expenses                                      0.55%        0.00%
                                                           ------       ------


Loss before income taxes                                    -2.26%       -1.20%
Income taxes (benefit)                                       0.00%       -0.46%
                                                           ------       ------

Net loss                                                    -2.26%       -0.75%
                                                           ======       ======


A summary of the changes in certain items included in the condensed statements of operations for the thirteen week period ended May 2, 1998 as compared to the thirteen week period ended May 3,1997 is as follows (dollars in thousands):


                                                                Thirteen Weeks
                                                              Ended May 2, 1998
                                                            Amounts       % Change
                                                           ---------      --------
Net sales                                                  $(183,531)      -26.78%
Cost of products sold                                       (140,123)      -26.47%
Store operating, selling, and administrative expenses        (21,786)      -16.92%
                                                           ---------       ------
EBITDA(1)                                                    (21,622)      -79.71%

Depreciation and amortization                                   (777)       -5.45%
Interest expense, net                                        (20,522)      -97.17%
Reorganization expenses                                        2,780          N/A
                                                           ---------       ------


Loss before income taxes                                      (3,103)         N/A
Income taxes (benefit)                                         3,135          N/A
                                                           ---------       ------

Net loss                                                   $  (6,238)         N/A
                                                           =========       ======

(1) EBITDA -- For purposes of this document, EBITDA is defined as net sales reduced by cost of products sold and store operating, selling and administrative expenses.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


GENERAL

As of May 2, 1998, the Company operated a chain of 197 supermarkets and combination food and drug stores. The Company also operated nine retail liquor stores. As of May 3, 1997, the Company operated 219 supermarkets and combination food and drug stores as well as nine retail liquor stores.

On February 2, 1998, the Company and its 11 subsidiaries each filed a petition for reorganization under chapter 11 of title 11 of the Bankruptcy Code. The Chapter 11 Cases have been procedurally consolidated for administrative purposes. The Company and its subsidiaries are currently operating their businesses and managing their properties as debtors-in-possession pursuant to the Bankruptcy Code. Both before and after the commencement of the Chapter 11 Cases, the Company has taken steps to restructure its operations and to improve profitability. These steps include but are not limited to implementing price reduction strategies, improving inventory levels in the Company's stores, selling excess properties, and continuing to analyze the Company's market strategy, geographic positioning, and store level return on assets. As a result of this continuing review, the Company may consider closing or selling stores that do not fall within the Company's market strategy or geographic positioning or that do not perform at or above the Company's expected store level return on assets.

ACQUISITONS AND DIVESTITURES

On January 13, 1998, the Company entered into an agreement to sell Seessel Holding's, Inc., a wholly owned subsidiary of the Company ("Seessel's"), to Albertson's, Inc. for $88.0 million subject to a purchase price adjustment based on changes in Seessel's working capital from a predetermined date. The transaction was consummated on January 30, 1998 and a gain of $16.6 million was recorded during the fiscal year ended January 31, 1998. No change to the estimated purchase price adjustment, which was established at January 31, 1998, was recorded during the thirteen weeks ended May 2, 1998.

On January 6, 1998, the Company entered into an agreement to sell 13 stores in Georgia to Ingles Markets, Incorporated ("Ingles"). The Company was required by the agreement to close the 13 stores prior to the sale of the stores to Ingles. All of the stores were closed on or before January 27, 1998, and the stores were sold to Ingles on March 12, 1998. A loss of $26.6 million was recorded during the fiscal year ended January 31, 1998 as a result of this transaction.

On January 26, 1998, the Company entered into an agreement to purchase four stores in Alabama from Delchamps, Inc. ("Delchamps"). This transaction was consummated on February 17, 1998. Subsequently, the Company closed three of its stores and relocated those stores into three of the stores purchased from Delchamps. The Company increased the closed store accrual by $5.2 million during the fiscal year ended January 31, 1998 to reflect the estimated loss on closing the three stores.

RESULTS OF OPERATIONS

NET SALES

Net sales decreased $183.5 million in the quarter ended May 2, 1998 as compared to the quarter ended May 3, 1997. Approximately $85.0 million of the decrease was due to the reduction in the number of stores operated by the Company as a result of the closure in January 1998 of the 13 stores in Georgia sold to Ingles in March 1998, the closure of two additional stores in Georgia in January 1998, and the sale of Seessel's, which operated 10 stores, to Albertson's, Inc. in January 1998. Comparable store sales decreased 17.6% from the prior year due in part to increased competitive activity in the Company's trade areas. Other factors that may have contributed to the decrease in comparable store sales include the disruption caused by the commencement of the Chapter 11 Cases and the accident which occurred in the Company's distribution center on April 21, 1998. SEE NOTES 1 AND 5 OF THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. As a result of the warehouse accident, the Company was not able to supply its stores with perishable merchandise from the Company's distribution center during the last several days of the quarter ended May 2, 1998. Although the Company made temporary arrangements for perishable merchandise with third party suppliers and distributors, the Company was not able to maintain adequate levels of perishable inventories at all times in its stores. The reduction in store-level perishable inventories resulted in a loss of customers and sales. In addition, the Company's sales continue to be affected by the loss of customers in 1997 due to increases in the Company's prices to levels that were not competitive, a reduced level of promotional activity, product shortages in the Company's stores resulting from distribution problems and efforts to control inventory, and reduced levels of customer service due to the Company's efforts to control payroll costs. The Company has adopted and implemented strategies to address the factors within the Company's control that have contributed to the decline in sales. There can be no assurance that these strategies will increase sales or will not otherwise have an adverse effect on the Company's business.

GROSS PROFIT

Gross profit (net sales less cost of products sold) as a percentage of net sales for the first quarter was 22.4% compared to 22.8% in the prior year. The decrease in gross profit was primarily related to the impact of fixed distribution expenses on lower total net sales.

STORE OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

Store operating, selling, and administrative expenses as a percent of net sales was 21.3% for the period ended May 2, 1998 compared to 18.8% for the comparable period of the prior year due largely to the impact of fixed costs on lower net sales.

EBITDA (AS DEFINED ON PAGE 8)

EBITDA (as defined on page 8) decreased by $21.6 million in the quarter ended May 2, 1998 compared to the quarter ended May 3, 1997. The decrease resulted from the reduction in comparable store sales and gross profit as discussed above.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization for the quarter ended May 2, 1998 was $13.5 million compared to $14.2 million in the prior year. The decrease in depreciation and amortization resulted from the sale of 13 stores in Georgia to Ingles and the sale of Seessel's.

INTEREST EXPENSE

As a result of the commencement of the Chapter 11 Cases, the Company ceased accruing interest on its short-term borrowings and long-term debt outstanding at January 31, 1998. Interest expense in the current year relates primarily to equipment owned under capital leases.

REORGANIZATION ITEMS

The Company has incurred $2.8 million in reorganization items consisting primarily of professional fees associated with the Chapter 11 Cases offset by interest income attributable to the accumulation of cash subsequent to the commencement of the Chapter 11 Cases.

INCOME TAXES

The Company's effective income tax rate was 38% during the quarter ended May 3, 1997. Management believes that it is more likely than not that deferred tax assets created by losses during the quarter ended May 2, 1998 will not be realized through future taxable income. Therefore, the Company has increased its valuation allowance, which was established during the fiscal year ended January 31, 1998, to fully reserve the potential tax benefits resulting from these losses. As a result, the effective tax rate for the quarter ended May 2, 1998 was zero.

LIQUIDITY AND CAPITAL RESOURCES

The Company and its subsidiaries are parties to a Revolving Credit and Guaranty Agreement dated as of February 2, 1998, as amended by the First Amendment thereto dated as of March 5, 1998, the Second Amendment thereto dated as of March 25, 1998, and the Third Amendment thereto dated as of April 17, 1998 and as may be amended hereafter (the "Loan Agreement"), with The Chase Manhattan Bank ("Chase"), as agent for itself and any other lenders party thereto. The Loan Agreement was entered into subsequent to the commencement of the Chapter 11 Cases and will terminate upon the earlier of consummation of a plan of reorganization in the Chapter 11 Cases, February 1, 2000, or the Prepayment Date (as such term is defined in the Loan Agreement). The Loan Agreement provides the Company with a revolving line of credit for loans and letters of credit in an aggregate amount not to exceed $200 million outstanding at any one time, including a subfacility of $32 million for the issuance of letters of credit. The Company will use all amounts borrowed under the Loan Agreement for its ongoing working capital needs and for other general corporate purposes of the Company and its subsidiaries. The subsidiaries of the Company are guarantors of the Company's obligations under the Loan Agreement.

The Loan Agreement contains certain restrictive covenants which, among other things, require the Company to maintain a minimum cumulative EBITDA as measured at the end of each of the Company's fiscal periods. The restrictive covenants also limit the Company's capital expenditures and dividends and the ability of the Company to grant liens and incur additional indebtedness. The Company was in compliance with the covenants contained in the Loan Agreement as of May 2, 1998.

As of May 2, 1998, the Company had no borrowings outstanding under the Loan Agreement but had utilized $1.2 million of the Loan Agreement to issue letters of credit. The Company expects that its cash flow from operations and borrowings under the Loan Agreement will provide it with sufficient liquidity to conduct its operations while the Chapter 11 Cases are pending. The Company's long-term liquidity and the adequacy of the Company's capital resources cannot be determined until a plan of reorganization has been developed and confirmed in connection with the Chapter 11 Cases.

Operating activities generated $9.1 million and $4.3 million, respectively, in the periods ended May 2, 1998, and May 3, 1997. The items most significantly influencing this change were the timing of receivables and payables and a reduction in the Company's inventory levels offset partially by amounts paid in advance to vendors in order to expedite the delivery of inventory to the Company and by the reduction in EBITDA discussed above.

Cash flows provided by investing activities were $11.8 million in the period ended May 2, 1998 compared to a use of $9.0 million in the comparable period of the prior year. Capital expenditures were $5.3 million for the current year's quarter compared to $17.2 million in the prior year's quarter. The Company's capital expenditures are primarily related to the opening of new stores and investments in systems technology. The Company believes that capital expenditures for the remainder of the current fiscal year will be financed through cash flows from operations, existing cash balances and, if necessary, borrowings under the Loan Agreement. Cash flows from investing activities for the period ended May 2, 1998 include $17.1 million in proceeds related to the sale of 13 stores in Georgia. See "ACQUISITIONS AND DIVESTITURES" above. Cash flows from investing activities for the period ended May 3, 1997 included $8.3 million in proceeds from the sale of property.

Cash flows used in financing activities were $1.0 million for the period ended May 2, 1998 compared to cash flows provided by financing activities of $3.3 million for the comparable period of the prior year. Current year financing activities reflect repayments of the Company's capitalized lease obligations. Prior year financing activities primarily consisted of $3.5 million in borrowings under the credit facility available to the Company prior to the commencement of the Chapter 11 Cases.

YEAR 2000

The Company has appointed a project team to review its purchased and developed software for Year 2000 compliance. Systems which require modification or replacement have been identified and a plan for addressing issues has been established. Purchased hardware and software will be capitalized in accordance with normal policy. Personnel and all other costs related to the project are being expensed as incurred. Based on current estimates, the Company anticipates that it will incur costs of approximately $15 million during the current fiscal year and the next fiscal year for Year 2000 compliance. Management expects to have substantially all of the system and application changes completed during the first half of calendar year 1999 and believes that its level of preparedness is appropriate. If such changes are not made, or are not timely, the Year 2000 issue could have a material impact on the operations of the Company.

CAUTIONARY STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 in connection with the forward-looking statements contained in this Form 10-Q Report. Accordingly, the Company hereby identifies the following important factors which could cause the Company's financial results to differ materially from any such results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements:

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

ITEM 2.     CHANGE IN SECURITIES

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

The Company commenced the Chapter 11 Cases on February 2, 1998. As a result of filing the Chapter 11 Cases, no principal or interest payments will be made on indebtedness incurred by the Company prior to February 2, 1998 until a plan of reorganization defining the repayment terms has been approved by the Bankruptcy Court. Accordingly, the Company did not make a $21.0 million interest payment due on February 2, 1998 under the Company's 10 1/2% Senior Subordinated Notes. In addition, the Company has not paid $3.7 million in accrued interest on the Company's other debt outstanding at January 31, 1998.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS

       Exhibit
       Number                       Description
       -------                      -----------
        10.35             Bruno's, Inc. Severance Plan

        27                Financial Data Schedule

(B)   REPORTS ON FORM 8-K

The Company filed the following Current Reports on Form 8-K during the quarter ended May 3, 1998:

     (1) On February 6, 1998, the Company filed a Current Report on Form 8-K dated February 2, 1998, under Item 3 "Bankruptcy or Receivership" and
           Item 5 "Other Events". In Item 3, the Company disclosed that its subsidiaries and affiliates each filed in the United States Bankruptcy Court for the District of Delaware a voluntary petition for reorganization under chapter 11 of title 11 of the United States Bankruptcy Code, case numbers 98-213(SLR) through 98-223(SLR). In
           Item 5, the Company disclosed the sale of the stock of Seessel Holdings, Inc. on January 30, 1998.

     (2) On February 17, 1998, the Company filed a Current Report on Form 8-K dated January 30, 1998 under Item 2 "Acquisition or Disposition of Assets" and Item 7 "Financial Statements and Exhibits" to disclose the terms of the sale of Seessel Holdings, Inc. and to submit the required financial information.

     (3) On March 26, 1998, the Company filed a Current Report on Form 8-K under Item 5 "Other Events" to disclose the terms of the First Amendment dated as of March 5, 1998, to the Revolving Credit and Guaranty Agreement between the Company and The Chase Manhattan Bank.

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



                                             BRUNO'S, INC.



                                             /s/ James J. Hagan
                                             ----------------------------
                                             James J. Hagan,
                                             Executive Vice President and
                                             Chief Financial Officer



Dated:  June 15, 1998

                                  BRUNO'S, INC.

                                FORM 10-Q REPORT
                         (FOR QUARTER ENDED MAY 2, 1998)

                                INDEX OF EXHIBITS



    Exhibit Number                                Description
    --------------                                -----------
         10.35                      Bruno's, Inc. Severance Plan

         27                         Financial Data Schedule