Form 10-Q
period 1998-08-01
BRUNOS INC
filed 1998-09-14
CIK 14920

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
                                    FORM 10-Q
                             ----------------------

(MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED AUGUST 1, 1998

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

                                 YES (X) NO ( )


                  NUMBER OF OUTSTANDING SHARES OF COMMON STOCK
                      AS OF SEPTEMBER 7, 1998 IS 25,507,982

                                                      Commission File No. 0-6544

                                  BRUNO'S, INC.
                             (DEBTOR-IN-POSSESSION)

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:                                                                   PAGE NO.
     Condensed Consolidated Balance Sheets at                                                       2
        August 1, 1998 and January 31, 1998

     Condensed Consolidated Statements of Operations for the Twenty-Six                             3
       (26) and Thirteen (13) Week Periods Ended August 1, 1998 and
       August 2, 1997

     Condensed Consolidated Statements of Cash Flows for the                                        4
       Twenty-Six (26) Week Periods Ended August 1, 1998 and
       August 2, 1997

     Notes to Condensed Consolidated Financial Statements                                           5

Item 2.  Management's Discussion and Analysis of  Financial Condition                              10
         and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risks                               17

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                         18

Item 2.  Change in Securities                                                                      18

Item 3.  Defaults Upon Senior Securities                                                           18

Item 4.  Submission of Matters to a Vote of Security Holders                                       18

Item 5.  Other Information                                                                         18

Item 6.  Exhibits and Reports on Form 8-K                                                          18

Signature Page                                                                                     20
Index of Exhibits

                                                      Commission File No. 0-6544

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


BRUNO'S, INC.
(Debtor-in-Possession)

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF AUGUST 1, 1998 AND JANUARY 31,1998
(In Thousands Except Share and Per Share Amounts)

                                                                  August 1,       January 31,
                                                                    1998            1998
                                                                 (unaudited)      (unaudited)
                                                                 -----------      -----------
ASSETS:
     Current assets:
      Cash and cash equivalents ............................      $   2,751       $   2,888
      Receivables ..........................................         28,034          13,418
      Inventories, net of LIFO reserve .....................        189,888         180,274
      Vendor deposits ......................................         32,966              --
      Prepaid expenses and other ...........................         11,970           7,341
                                                                  ---------       ---------
        Total current assets ...............................        265,609         203,921
                                                                  ---------       ---------

     Property and equipment, net of accumulated
      depreciation of $335,969 and $332,369,
      respectively .........................................        331,850         377,670
                                                                  ---------       ---------

     Intangibles and other assets, net .....................         42,060          41,374
                                                                  ---------       ---------
        Total noncurrent assets ............................         42,060          41,374
                                                                  ---------       ---------


        Total ..............................................      $ 639,519       $ 622,965
                                                                  =========       =========

LIABILITIES AND DEFICIENCY IN NET ASSETS:
   Liabilities not subject to compromise
     Current liabilities:
      Current maturities of capitalized lease obligations ..      $   4,405       $   4,028
      Accounts payable .....................................         64,461         105,011
      Accrued payroll and related expenses .................         16,774          12,294
      Accrued interest .....................................             --          24,727
      Other accrued expenses ...............................         45,595          49,470
                                                                  ---------       ---------
        Total current liabilities ..........................        131,235         195,530
                                                                  ---------       ---------


     Noncurrent liabilities:
      Long-term debt .......................................          4,000         858,630
      Capitalized lease obligations ........................          9,232          11,906
      Other noncurrent liabilities .........................         33,370          41,948
                                                                  ---------       ---------
        Total noncurrent liabilities .......................         46,602         912,484
                                                                  ---------       ---------

   Liabilities subject to compromise .......................        992,760              --
                                                                  ---------       ---------

   Deficiency in net assets:
      Common Stock, $.01 par value, 60,000,000
        shares authorized; 25,507,982 issued and
         outstanding at August 1, 1998, and January 31, 1998            255             255
      Paid-in capital ......................................       (586,944)       (586,944)
      Retained earnings ....................................         57,282         103,411
      Shareholders' notes receivable .......................         (1,671)         (1,771)
                                                                  ---------       ---------
        Total deficiency in net assets .....................       (531,078)       (485,049)
                                                                  ---------       ---------

        Total ..............................................      $ 639,519       $ 622,965
                                                                  =========       =========


See notes to condensed consolidated financial statements.

                                                      Commission File No. 0-6544

BRUNO'S, INC.
(Debtor-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE TWENTY-SIX AND THIRTEEN WEEK PERIODS ENDED
AUGUST 1, 1998 AND AUGUST 2, 1997
(In Thousands Except Share and Per Share Amounts)

                                                              August 1,         August 2,         August 1,         August 2,
                                                                1998               1997             1998              1997
                                                             (26 Weeks)         (26 Weeks)       (13 Weeks)        (13 Weeks)
                                                             (unaudited)       (unaudited)       (unaudited)       (unaudited)
                                                             -----------       -----------       -----------       -----------
NET SALES .............................................     $    994,022      $  1,330,652      $    492,293      $    645,392
                                                            ------------      ------------      ------------      ------------

COST AND EXPENSES:
   Cost of products sold ..............................          776,010         1,028,702           386,771           499,341
   Store operating, selling and administrative expenses          214,203           256,902           107,218           128,131
   Depreciation and amortization ......................           26,843            30,161            13,363            15,904
   Interest expense, net (contractual interest
           for 1998 estimated at $ 42,374)
           for the 26 week period and $21,332
           for the thirteen week period) ..............            1,544            42,702               946            21,583
                                                            ------------      ------------      ------------      ------------
       Total cost and expenses ........................        1,018,600         1,358,467           508,298           664,959
                                                            ------------      ------------      ------------      ------------

       Loss before provision for reorganization
         and income taxes .............................          (24,578)          (27,815)          (16,005)          (19,567)

   Reorganization items ...............................           21,551                --            18,771                --
                                                            ------------      ------------      ------------      ------------

       Loss before income taxes .......................          (46,129)          (27,815)          (34,776)          (19,567)

INCOME TAXES ..........................................               --                --                --             3,135
                                                            ------------      ------------      ------------      ------------


       Net loss .......................................     $    (46,129)     $    (27,815)     $    (34,776)     $    (22,702)
                                                            ============      ============      ============      ============



NET LOSS PER BASIC AND DILUTED COMMON SHARE ...........     $      (1.81)     $      (1.10)     $      (1.36)     $      (0.90)
                                                            ============      ============      ============      ============


CASH DIVIDENDS PER COMMON SHARE .......................     $         --      $         --      $         --      $         --
                                                            ============      ============      ============      ============


WEIGHTED AVERAGE BASIC AND DILUTED
   COMMON SHARES OUTSTANDING ..........................       25,507,982        25,328,392        25,507,982        25,335,564
                                                            ============      ============      ============      ============


See notes to condensed consolidated financial statements.

BRUNO'S, INC.
(Debtor-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWENTY-SIX WEEK PERIODS ENDED AUGUST 1, 1998 AND
AUGUST 2, 1997
(Amounts In Thousands)

                                                                     August 1,        August 2,
                                                                       1998              1997
                                                                    (26 Weeks)        (26 Weeks)
                                                                    (unaudited)      (unaudited)
                                                                    -----------      -----------
OPERATING ACTIVITIES:
    Net loss ................................................        $(46,129)        $(27,815)
    Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
       Depreciation and amortization (including
          amortization of debt issuance costs) ..............          27,089           32,215
       Change in assets and liabilities .....................           8,088           (2,186)
                                                                     --------         --------
          Total adjustments .................................          35,177           30,029
                                                                     --------         --------

          Net cash provided by/(used in) operating activities         (10,952)           2,214
                                                                     --------         --------

INVESTING ACTIVITIES:
    Proceeds from sale of property ..........................          19,436           21,421
    Capital expenditures ....................................         (10,416)         (41,735)
                                                                     --------         --------

          Net cash provided by/(used in) investing activities           9,020          (20,314)
                                                                     --------         --------

FINANCING ACTIVITIES:
    Reductions of long-term debt ............................              --             (103)
    Net borrowings under revolving credit facilities ........           4,000           18,000
    Reductions of prepetition capitalized lease obligations .          (2,205)          (1,674)
    Sale of common stock, net ...............................              --              189

                                                                     --------         --------

          Net cash provided by financing activities .........           1,795           16,412
                                                                     --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ...................            (137)          (1,688)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ..............           2,888            4,908
                                                                     --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD ....................        $  2,751         $  3,220
                                                                     ========         ========


See notes to condensed consolidated financial statements.

                                                      Commission File No. 0-6544

BRUNO'S, INC.
(Debtor-in-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TWENTY-SIX AND THIRTEEN WEEK PERIODS ENDED
AUGUST 1, 1998 AND AUGUST 2, 1997
(In Thousands Except Share and Per Share Amounts)


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Bruno's, Inc. (the "Company") and its wholly owned subsidiaries. Significant inter-company balances and transactions have been eliminated in consolidation. Operating results for the twenty-six weeks ended August 1, 1998, are not necessarily indicative of the results that may be expected for the entire fiscal year. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

On February 2, 1998, the Company and its 11 subsidiaries each filed a petition for reorganization under chapter 11 of title 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). The petitions were filed in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") under case numbers 98-212(SLR) through 98-223(SLR) (the "Chapter 11 Cases"). The Chapter 11 Cases have been procedurally consolidated for administrative purposes. The Company and its subsidiaries are currently operating their businesses and managing their properties as debtors-in-possession pursuant to the Bankruptcy Code. The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting and in accordance with AICPA Statement of Position 90-7. The Company's recent losses from operations, significant deficiency in net assets, and the related Chapter 11 Cases raise substantial doubt about the Company's ability to continue as a going concern.

Under the provisions of the Bankruptcy Code, the Company has an exclusive period during which only it may propose and file and solicit acceptances of a plan of reorganization. The original exclusive period for the Company to propose a plan of reorganization expired on June 3, 1998, but the Bankruptcy Court, at the request of the Company, has extended the exclusive period until January 15, 1999. After the Company files its plan of reorganization, the Company will have an additional 60 days to solicit the necessary acceptances of the plan of reorganization. If the Company fails to file a plan of reorganization during the exclusive period or, after such plan has been filed, if the Company fails to obtain acceptance of such plan from the requisite impaired classes of creditors and equity security holders during the exclusive solicitation period, any party in interest, including a creditor, an equity security holder, a committee of creditors or equity security holders, or an indenture trustee, may file its own plan of reorganization for the Company.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the consolidated financial position and results of operations of the Company for the interim periods.

2.   DEFERRED TAX ASSET AND VALUATION RESERVE

In assessing the realization of deferred tax assets, management considers the likelihood that deferred tax assets will be realized through future taxable income. Based upon projections over the periods in which deferred tax assets are deductible, at August 1, 1998, management believes it is more likely than not that the net deferred tax asset will not be realized. Accordingly, the Company has fully reserved its net deferred tax assets.

3.   CONTINGENCIES

The Company is a party to various legal and taxing authority proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

4.   DEBTOR-IN -POSSESSION FINANCING

Subsequent to the filing of the Chapter 11 Cases, the Company entered into a Revolving Credit and Guaranty Agreement (the "Loan Agreement") with The Chase Manhattan Bank ("Chase") to provide secured debtor-in-possession financing. The Loan Agreement, as amended, provides for borrowings dependent upon the Company's level of inventory, real estate and claims from certain vendors. On August 12, 1998, the Company voluntarily reduced the maximum borrowings under the Loan Agreement from $200 million to $175 million pursuant to the Loan Agreement. This reduction was made because the Company does not believe it will need the additional borrowing capacity and because the reduction will result in a decrease in the fees paid by the Company under the Loan Agreement. The maximum borrowings under the Loan Agreement include a subfacility of $32 million for the issuance of letters of credit. The Loan Agreement grants a security interest in substantially all of the Company's assets. Under the Loan Agreement, certain vendors who have agreed to provide the Company, among other things, with a line of credit and acceptable credit terms (the "Participating Vendors") are secured on a pari passu basis with the security interest granted to Chase and the other lenders. All obligations under the Loan Agreement will be afforded "super-priority" administrative expense status in the Chapter 11 Cases. Advances under the Loan Agreement bear interest at Chase's Alternative Base Rate (as defined in the Loan Agreement) plus 3/4 of 1%.

The Loan Agreement contains certain restrictive covenants which, among other things, require the Company to maintain a minimum cumulative EBITDA as measured at the end of each of the Company's fiscal periods. The restrictive covenants also limit the Company's capital expenditures and dividends and the ability of the Company to grant liens and incur additional indebtedness. On July 31, 1998, the Company and the requisite lending institutions under the Loan Agreement entered into the Fourth Amendment to the Loan Agreement (the "Fourth Amendment"). The Fourth Amendment, among other things, amended the minimum cumulative EBITDA covenants contained in the Loan Agreement. As of August 1, 1998, the Company was in compliance with the covenants contained in the Loan Agreement as amended.

The Loan Agreement will terminate upon the earlier of consummation of a plan of reorganization in the Chapter 11 Cases, February 1, 2000 or a Prepayment Date (as such term is defined in the Loan Agreement). All borrowings under the Loan Agreement will become due 30 days after termination.

At August 1, 1998, the Company had $4.0 million outstanding under the Loan Agreement and had utilized $4.7 million of the Loan Agreement to issue letters of credit. Availability under the Loan Agreement was also reduced by $1.3 million in trade payables to Participating Vendors.

5.   DISTRIBUTION CENTER ACCIDENT

On April 21, 1998, the refrigeration equipment in the Company's distribution facility was damaged as the result of an accident that caused a leak of refrigeration gas and a fire in the distribution facility's compressor room. The refrigeration equipment was repaired and became operational on May 24, 1998. During the period when the refrigeration equipment was out-of-service, the Company was not able to supply its stores with perishable merchandise from the Company's distribution facility. The Company made temporary arrangements with third party suppliers and distributors to supply the Company's stores with perishable merchandise. The Company, however, was not able to maintain adequate levels of perishable inventories at all times in its stores while the refrigeration equipment was out-of-service. The reduction in store-level perishable inventories resulted in a loss of customers and sales. Subject to a deductible of $100,000, the Company believes that it has insurance to cover (i) the cost of repairing or replacing the damaged equipment, (ii) business interruption losses resulting from the Company's inability to receive or ship perishable merchandise from the Company's distribution facility, and (iii) the additional expenses incurred by the Company to supply the Company's stores with perishable merchandise. As of August 1, 1998, the Company had recorded $15.6 million of insurance reimbursement receivables for costs and losses relating to the accident and had received $9.0 million from the Company's insurance carrier as a partial payment against such receivables. The $15.6 million of costs and losses recorded by the Company do not include business interruption losses because the Company cannot currently estimate the amount of these losses. The Company cannot currently estimate the full amount of its losses attributable to the accident, and there can be no assurance that the Company will ultimately recover all of these losses.

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

The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including prepetition wages, vacation pay, employee benefits and reimbursement of employee business expenses. The Bankruptcy Court also has authorized the Company to pay up to $23.0 million of prepetition obligations to critical vendors to aid the Company in maintaining the normal flow of merchandise to its stores. As of August 1, 1998, the Company had made $19.2 million of such payments.


7.   REORGANIZATION ITEMS

Expenses directly incurred as a result of the Chapter 11 Cases have been segregated from the normal operations and are disclosed separately. The major components are as follows:

                                                     26 WEEKS ENDED                  13 WEEKS ENDED
                                                     AUGUST 1, 1998                  AUGUST 1, 1998
                                                     --------------                  --------------
Restructuring charges                                      $ 15,908                        $ 15,908
Professional fees and administrative
items                                                         5,999                           3,000
Interest income                                               (356)                           (137)
                                                              -----                           -----
                                                           $ 21,551                        $ 18,771
                                                           ========                        ========


RESTRUCTURING CHARGES:

Based on an analysis of the Company's market strategy, geographic positioning, and store level return on assets, the Company, on July 30, 1998, announced its plans to sell 15 stores to Albertson's, Inc. and to sell or close an additional 20 stores. The sale of the 15 stores to Albertson's was consummated on August 24, 1998, and the Company anticipates that this transaction will result in a gain during the third quarter ending October 31, 1998. SEE NOTE 8 - SUBSEQUENT EVENTS. The 20 additional stores to be sold or closed include 10 in Alabama, five in Florida, three in Mississippi and two in Georgia. On August 8, 1998, the Bankruptcy Court approved the Company's plans to close these 20 stores. Additional approval of the Bankruptcy Court will be required before any store can be sold. As of September 10, 1998, the Company had closed 19 of the 20 stores and had entered into a contract to sell one of the 19 closed stores. In the quarter ended August 1, 1998, the Company recorded restructuring charges of $17.6 million associated with the scheduled sale or closure of the 20 stores. These charges relate primarily to reserves recorded to cover (i) the reduction of fixed assets to net realizable value in the closed stores and (ii) the anticipated liability for ongoing store operations such as rent and employee costs, among other things. Offsetting these charges was a gain of $1.7 million on the sale of certain of the Company's excess property.

PROFESSIONAL FEES AND ADMINISTRATIVE ITEMS:

Professional fees and administrative items relate to legal, accounting, other professional and employee costs directly attributable to the Chapter 11 Cases.

INTEREST INCOME:

This amount represents interest associated with the accumulation of cash and short-term investments subsequent to the filing of the Chapter 11 Cases.

8.   SUBSEQUENT EVENTS

On July 30, 1998, subject to approval by the Bankruptcy Court and other conditions, the Company entered into an agreement to sell 15 stores, including one new store that has not commenced business, to Albertson's, Inc. of Boise, Idaho. Eleven of the stores are located in the Nashville, Tennessee market area and four are located in the Chattanooga, Tennessee market. The agreement originally established the purchase price for the assets to be sold at $34.4 million plus the value of the store-level inventory. Following the execution of the agreement, the Bankruptcy Court established procedures to allow other interested parties to make competing offers for the 15 stores. As a result of this process, on August 13, 1998, the original purchase price of $34.4 million was increased to $35.9 million with all other terms remaining substantially the same. The sale of the 15 stores to Albertson's was consummated on August 24, 1998, and the Company anticipates the transaction will result in a gain during its third quarter ended October 31, 1998. In addition to selling the 15 stores to Albertson's, the Company granted to Albertson's an option to purchase the real property on which three of the stores are located for $11.5 million. Albertson's exercised its option on August 24, 1998. The Company anticipates that this transaction will be closed during September 1998.

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

A table showing the percentage of net sales represented by certain items in the Company's condensed consolidated statements of operations is as follows:

                                                            AUGUST 1,  AUGUST 2,    AUGUST 1,   AUGUST 2,
                                                              1998        1997        1998        1997
                                                           (26 WEEKS)  (26 WEEKS)  (13 WEEKS)  (13 WEEKS)
                                                           ----------  ---------   ----------  ----------
Net sales ...........................................        100.00%     100.00%     100.00%     100.00%
Cost of products sold ...............................         78.07%      77.31%      78.57%      77.37%
Store operating, selling, and administrative expenses         21.55%      19.31%      21.78%      19.85%
                                                             ------      ------      ------      ------
EBITDA(1) ...........................................          0.38%       3.39%      -0.34%       2.78%

Depreciation and amortization .......................          2.70%       2.27%       2.71%       2.46%
Interest expense, net ...............................          0.16%       3.21%       0.19%       3.34%
Reorganization items ................................          2.17%       0.00%       3.81%       0.00%
                                                             ------      ------      ------      ------


Loss before income taxes ............................         -4.64%      -2.09%      -7.06%      -3.03%
Income taxes ........................................          0.00%       0.00%       0.00%       0.49%
                                                             ------      ------      ------      ------

Net loss ............................................         -4.64%      -2.09%      -7.06%      -3.52%
                                                             ======      ======      ======      ======


A summary of the changes in certain items included in the condensed statements of operations for the twenty-six and thirteen week periods ended August 1, 1998 as compared to the twenty-six and thirteen week periods ended August 2, 1997 is as follows (dollars in thousands):



                                                             Twenty-Six Weeks           Thirteen Weeks
                                                           Ended August 1, 1998       Ended August 1, 1998
                                                           Amounts      % Change     Amounts       % Change
                                                           -------      --------     -------       --------
Net sales ...........................................     $(336,630)     -25.30%     $(153,099)      -23.72%
Cost of products sold ...............................      (252,692)     -24.56%      (112,570)      -22.54%
Store operating, selling, and administrative expenses       (42,699)     -16.62%       (20,913)      -16.32%
                                                          ---------      -------     ---------      -------
EBITDA(1) ...........................................       (41,239)     -91.54%       (19,616)     -109.46%

Depreciation and amortization .......................        (3,318)     -11.00%        (2,541)      -15.98%
Interest expense, net ...............................       (41,158)     -96.38%       (20,637)      -95.62%
Reorganization items ................................        21,551         N/A         18,771         N/A
                                                          ---------      -------     ---------      -------


Loss before income taxes ............................       (18,314)        N/A        (15,209)        N/A
Income taxes ........................................            --         N/A         (3,135)        N/A
                                                          ---------      -------     ---------      -------

Net loss ............................................     $ (18,314)        N/A      $ (12,074)        N/A
                                                          =========      =======     =========      ========


(1) EBITDA -- For purposes of this document, EBITDA is defined as net sales reduced by cost of products sold and store operating, selling and administrative expenses. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. However, EBITDA should not be construed as an alternative to net income as a measure of a company's operating results or as an alternative to operating cash flow as a measure of liquidity. This methodology may not be consistent with a similarly captioned item presented by other companies.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


GENERAL

As of August 1, 1998, the Company operated a chain of 197 supermarkets and combination food and drug stores. The Company also operated nine retail liquor stores. As of August 2, 1997, the Company operated 220 supermarkets and combination food and drug stores as well as nine retail liquor stores.

On February 2, 1998, the Company and its 11 subsidiaries each filed a petition for reorganization under chapter 11 of title 11 of the Bankruptcy Code. The Chapter 11 Cases have been procedurally consolidated for administrative purposes. The Company and its subsidiaries are currently operating their businesses and managing their properties as debtors-in-possession pursuant to the Bankruptcy Code. Both before and after the commencement of the Chapter 11 Cases, the Company has taken steps to restructure its operations and to improve profitability. These steps include but are not limited to implementing price reduction strategies, improving inventory levels in the Company's stores, selling excess properties, and continuing to analyze and review the Company's market strategy, geographic positioning, and store level return on assets. As a result of this review, the Company has sold 15 stores to Albertson's, Inc. and has announced its plans to sell or close an additional 20 stores. These transactions are described below under the heading "ACQUISITIONS AND DIVESTITURES - CURRENT FISCAL YEAR". The Company may consider closing or selling additional stores that do not fall within the Company's market strategy or geographic positioning or that do not perform at or above the Company's expected store level return on assets.

ACQUISITIONS AND DIVESTITURES -- CURRENT FISCAL YEAR

On July 30, 1998, subject to approval by the Bankruptcy Court and other conditions, the Company entered into an agreement to sell 15 stores, including one new store that has not commenced business, to Albertson's, Inc. of Boise, Idaho. Eleven of the stores are located in the Nashville, Tennessee market area and four are located in the Chattanooga, Tennessee market. The agreement originally established the purchase price for the assets to be sold at $34.4 million plus the value of the store-level inventory. Following the execution of the agreement, the Bankruptcy Court established procedures to allow other interested parties to make competing offers for the 15 stores. As a result of this process, on August 13, 1998, the original purchase price of $34.4 million was increased to $35.9 million with all other terms remaining substantially the same. The sale of the 15 stores to Albertson's was consummated on August 24, 1998, and the Company anticipates the transaction will result in a gain during its third quarter ended October 31, 1998. In addition to selling the 15 stores to Albertson's, the Company granted to Albertson's an option to purchase the real property on which three of the stores are located for $11.5 million. Albertson's exercised its option on August 24, 1998. The Company anticipates that this transaction will be closed during September 1998.

In addition to the 15 supermarkets sold to Albertson's, the Company, on July 30, 1998, announced its plans to sell or close an additional 20 stores during the third quarter ending October 31, 1998. The 20 stores include 10 in Alabama, five in Florida, three in Mississippi and two in Georgia. The Bankruptcy Court approved these plans on August 8, 1998. Additional approval of the Bankruptcy Court will be required before the sale of any store can be consummated. As of September 10, 1998, the Company had closed 19 of the 20 stores and had entered into a contract to sell one of the 19 closed stores. During the quarter ended August 1, 1998, the Company recorded estimated losses of $21.4 million in anticipation of these sales or closures. Of this amount, $17.6 million (which reflects the reduction of fixed assets to net realizable value and the anticipated liability for ongoing store operations) is included under reorganization items, and $3.8 million (which represents anticipated losses on the liquidation of inventory) is reflected as a special charge in costs of goods sold.

As of September 10, 1998, the Company operated 165 stores in four states, including 116 in Alabama, 13 in Florida, 33 in Georgia and three in Mississippi. In addition, the Company was continuing to operate nine retail liquor stores.

ACQUISITIONS AND DIVESTITURES -- PRIOR FISCAL YEAR

On January 13, 1998, the Company entered into an agreement to sell Seessel Holding's, Inc., a wholly owned subsidiary of the Company ("Seessel's"), to Albertson's, Inc. for $88.0 million subject to a purchase price adjustment based on changes in Seessel's working capital from a predetermined date. The transaction was consummated on January 30, 1998 and a gain of $16.6 million was recorded during the fiscal year ended January 31, 1998. The gain included an estimate for the purchase price adjustment. No change to the estimated purchase price adjustment has been recorded through August 1, 1998.

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

RESULTS OF OPERATIONS

NET SALES

Net sales decreased $153.1 and $336.6 million in the quarter and year-to-date periods ended August 1, 1998 as compared to the comparable periods of the prior year. Approximately $80.0 million and $165.0 million of the decrease in the quarter and year-to-date periods, respectively, was due to the reduction in the number of stores operated by the Company as a result of the divestitures described above under the heading "ACQUISITIONS AND DIVESTITURES - PRIOR FISCAL YEAR". Comparable store sales decreased 13.7% and 15.7% in the quarter and year-to-date periods ended August 1, 1998 from the prior year due in part to increased competitive activity in the Company's trade areas. Other factors that may have contributed to the decrease in comparable store sales include the disruption caused by the commencement of the Chapter 11 Cases and the accident which occurred in the Company's distribution center on April 21, 1998. SEE NOTES 1 AND 5 OF THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. As a result of the distribution center accident, the Company was not able to supply its stores with perishable merchandise from the Company's distribution center from April 21, 1998 through May 24, 1998. Although the Company made temporary arrangements for perishable merchandise with third party suppliers and distributors, the Company was not able to maintain adequate levels of perishable inventories at all times in its stores. The reduction in store-level perishable inventories resulted in a loss of customers and sales. In addition, the Company's sales continue to be affected by the loss of customers in 1997 due to increases in the Company's prices to levels that were not competitive, a reduced level of promotional activity, product shortages in the Company's stores resulting from distribution problems and efforts to control inventory, and reduced levels of customer service due to the Company's efforts to control payroll costs. The Company has adopted and implemented strategies to address the factors within the Company's control that have contributed to the decline in sales. There can be no assurance that these strategies will increase sales or will not otherwise have an adverse effect on the Company's business.

GROSS PROFIT

Gross profit (net sales less cost of products sold) as a percentage of net sales for the second quarter was 21.4% compared to 22.6% in the prior year. Gross profit for the year-to-date period was 21.9% compared to 22.7% in the prior year. The decrease in gross profit for both periods was largely caused by the impact of fixed distribution expenses on lower total net sales and the $3.8 million of special charges related to the liquidation of inventory at the 20 stores to be sold or closed as described above under the heading "ACQUISITIONS AND DIVESTITURES - CURRENT FISCAL YEAR". Excluding the impact of special charges of $3.8 million, gross profit as a percent of net sales was 22.2% and 22.3% in the quarter and year-to-date periods, respectively.

STORE OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

Store operating, selling, and administrative expenses as a percent of net sales were 21.8% and 21.6% for the quarter and year-to-date periods ended August 1, 1998 compared to 19.9% and 19.3% for the comparable periods of the prior year. The percentage increases were due largely to the impact of fixed costs on lower net sales.

EBITDA

EBITDA (as defined on page 10) decreased by $19.6 million in the quarter ended August 1, 1998 compared to the quarter ended August 2, 1997 and decreased by $41.2 million in the year-to-date period. The decrease resulted from the reduction in comparable store sales and gross profit as discussed above. Excluding the impact of special charges of $3.8 million included in cost of goods sold, EBITDA decreased by $15.8 and $37.4 million in the quarter and year-to-date periods, respectively.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization for the quarter ended August 1, 1998 was $13.4 million compared to $15.9 million in the prior year. Depreciation and amortization for the current year-to-date period was $26.8 million compared to $30.2 million in the prior year. The decrease in depreciation and amortization resulted primarily from the sale of 13 stores in Georgia to Ingles and the sale of Seessel's.

INTEREST EXPENSE

As a result of the commencement of the Chapter 11 Cases, the Company ceased accruing interest on its short-term borrowings and long-term debt outstanding at January 31, 1998. Interest expense in the current year relates primarily to equipment owned under capital leases.

REORGANIZATION ITEMS

The Company incurred $18.8 and $21.5 million in reorganization items for the quarter and year-to-date periods ended August 1, 1998. The Company has recorded $15.9 million in restructuring charges primarily related to the current year divestitures described above. Also included for the quarter and year-to-date periods were $2.9 million and $5.6 million in professional and administrative fees net of interest earned on the accumulation of cash and short-term investments subsequent to the commencement of the Chapter 11 Cases.

INCOME TAXES

Management believes that it is more likely than not that deferred tax assets created by losses during the twenty-six weeks ended August 1, 1998 will not be realized through future taxable income. Therefore, the Company has increased its valuation allowance, which was established during the quarter ended August 2, 1997, to fully reserve the potential tax benefits resulting from these losses. As a result, the effective tax rate for the quarter and year-to-date periods ended August 1, 1998 was zero.

LIQUIDITY AND CAPITAL RESOURCES

The Company and its subsidiaries are parties to a Revolving Credit and Guaranty Agreement dated as of February 2, 1998, as amended by the First Amendment thereto dated as of March 5, 1998, the Second Amendment thereto dated as of March 25, 1998, the Third Amendment thereto dated as of April 17, 1998, and the Fourth Amendment thereto dated as of July 31, 1998 and as may be amended hereafter (the "Loan Agreement"), with The Chase Manhattan Bank ("Chase"), as agent for itself and any other lenders party thereto. The Loan Agreement was entered into subsequent to the commencement of the Chapter 11 Cases and will terminate upon the earlier of consummation of a plan of reorganization in the Chapter 11 Cases, February 1, 2000, or the Prepayment Date (as such term is defined in the Loan Agreement). The Loan Agreement provides the Company with a revolving line of credit for loans and letters of credit. The amount that the Company is permitted to borrow under the Loan Agreement depends upon the level of the Company's inventory, real estate and claims from certain vendors. On August 12, 1998, the Company voluntarily reduced the maximum borrowings under the Loan Agreement from $200 million to $175 million pursuant to the Loan Agreement. This reduction was made because the Company does not believe it will need the additional borrowing capacity and because the reduction will result in a decrease in the fees paid by the Company under the Loan Agreement. The maximum borrowings under the Loan Agreement include a subfacility of $32 million for the issuance of letters of credit. The Company will use all amounts borrowed under the Loan Agreement for its ongoing working capital needs and for other general corporate purposes of the Company and its subsidiaries. The subsidiaries of the Company are guarantors of the Company's obligations under the Loan Agreement.

The Loan Agreement contains certain restrictive covenants which, among other things, require the Company to maintain a minimum cumulative EBITDA as measured at the end of each of the Company's fiscal periods. The restrictive covenants also limit the Company's capital expenditures and dividends and the ability of the Company to grant liens and incur additional indebtedness. On July 31, 1998, the Company and the requisite lending institutions under the Loan Agreement entered into the Fourth Amendment to the Loan Agreement (the "Fourth Amendment"). The Fourth Amendment, among other things, amended the minimum cumulative EBITDA covenants contained in the Loan Agreement. As of August 1, 1998, the Company was in compliance with the covenants contained in the Loan Agreement as amended.

As of August 1, 1998, the Company had $4.0 million in borrowings outstanding under the Loan Agreement and had utilized $4.7 million of the Loan Agreement to issue letters of credit. Availability under the Loan Agreement was also reduced by $1.3 million in trade payables to participating vendors. The Company expects that its cash flow from operations and borrowings under the Loan Agreement will provide it with sufficient liquidity to conduct its operations while the Chapter 11 Cases are pending. The Company's long-term liquidity and the adequacy of the Company's capital resources cannot be determined until a plan of reorganization has been developed and confirmed in connection with the Chapter 11 Cases.

Operating activities used $11.0 million for the twenty-six week period ended August 1, 1998 and generated cash of $2.2 million for the comparable period of the prior year. The use of cash in the current year is attributable primarily to
(i) the reduction in EBITDA discussed above, (ii) an increase in the level of inventory at the Company's distribution center, and (iii) amounts paid in advance to vendors in order to expedite the delivery of inventory to the Company.

Cash flows provided by investing activities were $9.0 million in the twenty-six week period ended August 1, 1998 compared to a use of $20.3 million in the comparable period of the prior year. Capital expenditures were $10.4 million for the current year compared to $41.7 million in the prior year. The Company's capital expenditures are primarily related to the opening of new stores and investments in systems technology. The Company believes that capital expenditures for the remainder of the current fiscal year will be financed through cash flows from operations, existing cash balances and, if necessary, borrowings under the Loan Agreement. Cash flows from investing activities for the twenty-six week period ended August 1, 1998 include $19.4 million in proceeds related to the sale of 13 stores in Georgia (which was consummated in March 1998) and the sale of certain excess property. See "ACQUISITIONS AND DIVESTITURES -- PRIOR FISCAL YEAR" above. Cash flows from investing activities for the twenty-six week period ended August 2, 1997 included $21.4 million in proceeds from the sale of property.

Financing activities generated $1.8 million for the twenty-six week period ended August 1, 1998 compared to $16.4 million for the comparable period of the prior year. Current year financing activities reflect borrowings of $4.0 million under the Company's revolving credit facility offset by repayments of the Company's capitalized lease obligations. Prior year financing activities primarily consisted of $18.0 million in borrowings under the credit facility available to the Company prior to the commencement of the Chapter 11 Cases.

YEAR 2000

The Year 2000 issue refers to computer programs that were written using two digits (rather than four) to define the applicable year. Any programs written in this manner may recognize a date using "00" as the year 1900 rather than the year 2000. The failure to address this problem could result in system failures or miscalculations, including, among other things, a temporary inability to process transactions or engage in other normal business activities. Some of the computer programs and systems owned or leased by the Company will need to be modified or replaced in order to address the Year 2000 issue.

The Company has retained a third party contractor to identify and correct Year 2000 problems involving the Company's owned and licensed software. Systems which require modification or replacement have been identified and a plan for addressing issues has been established. Purchased hardware and software will be capitalized in accordance with the Company's normal policy. All other costs related to the Company's Year 2000 compliance efforts are being expensed as incurred. Based on current estimates, the Company anticipates that it will incur costs of approximately $15 million during the current fiscal year and the next fiscal year for Year 2000 compliance. Approximately $3.0 million of these costs had been incurred as of August 1, 1998. The Company has deferred several systems development projects in order to minimize the impact of the Year 2000 compliance costs on the Company, but the Company does not expect that such deferral will have a significant effect on the Company's financial condition and results of operations. Management anticipates that substantially all of the system and application changes necessary for Year 2000 compliance will be completed during the first half of calendar year 1999 and believes that its level of preparedness is appropriate. If such changes are not made, or are not made on a timely basis, the Year 2000 issue could have a material and adverse effect on the operations of the Company. The Company's operations also could be materially and adversely affected if third parties with whom the Company transacts business, such as vendors and suppliers, fail to address the Year 2000 issue on a timely basis.

CAUTIONARY STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. When used in this Form 10-Q Report, the words "believe", "expect", "anticipate", "estimate" and similar expressions are intended to identify forward-looking statements. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 in connection with the forward-looking statements contained in this Form 10-Q Report. Accordingly, the Company hereby identifies the following important factors which could cause the Company's financial results to differ materially from any such results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements:

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

                  (l) Adverse effects resulting from the accident at the Company's distribution facility in April 1998.

The foregoing review of factors pursuant to the Private Litigation Securities Reform Act of 1995 should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to this filing.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not Applicable

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company is party to the Chapter 11 Cases, which commenced on February 2, 1998. The Company also is a party to various other legal and taxing authority proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

ITEM 2.     CHANGE IN SECURITIES

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

The Company commenced the Chapter 11 Cases on February 2, 1998. As a result of filing the Chapter 11 Cases, no principal or interest payments will be made on indebtedness incurred by the Company prior to February 2, 1998 until a plan of reorganization defining the repayment terms has been approved by the Bankruptcy Court. Accordingly, the Company did not make the semi-annual $21.0 million interest payments due on February 2, 1998 and July 31, 1998 under the Company's 10 1/2% Senior Subordinated Notes. In addition, the Company has not paid $3.7 million in accrued interest on the Company's other debt outstanding at January 31, 1998.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS

Exhibit
Number                 Description
10.36             Fourth Amendment dated as of July 31, 1998 to the Revolving
                  Credit Agreement dated as of February 2, 1998 among the
                  Company, the subsidiaries of the Company, the financial
                  institutions party thereto and The Chase Manhattan Bank, as
                  Agent.

10.37             Second Amendment dated July 22, 1998 to the Employment
                  Agreement dated as of September 19, 1997 and amended January
                  31, 1998 between the Company and James A. Demme.

10.38             Form of Second Amendment dated July 22, 1998 to the Employment
                  Agreements between the Company and James J. Hagan, John
                  Butler, Walter M. Grant and Laura Hayden.

27                Financial Data Schedule (for SEC use only.)


(B)   REPORTS ON FORM 8-K

None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BRUNO'S, INC.



                                         /s/ James J. Hagan
                                       --------------------
                                       James J. Hagan,
                                       Executive Vice President and
                                       Chief Financial Officer



Dated:  September 14, 1998

                                  BRUNO'S, INC.

                                FORM 10-Q REPORT
                       (FOR QUARTER ENDED AUGUST 1, 1998)

                                INDEX OF EXHIBITS




Exhibit Number                 Description
10.36             Fourth Amendment dated as of July 31, 1998 to the Revolving
                  Credit Agreement dated as of February 2, 1998 among the
                  Company, the subsidiaries of the Company, the financial
                  institutions party thereto and The Chase Manhattan Bank, as
                  Agent.

10.37             Second Amendment dated July 22, 1998 to the Employment
                  Agreement dated as of September 19, 1997 and amended January
                  31, 1998 between the Company and James A. Demme.

10.38             Form of Second Amendment dated July 22, 1998 to the Employment
                  Agreements between the Company and James J. Hagan, John
                  Butler, Walter M. Grant and Laura Hayden.

27                Financial Data Schedule (for SEC use only.)