Form 10-Q
period 1998-10-31
BRUNOS INC
filed 1998-12-14
CIK 14920

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                    FORM 10-Q
                            ------------------------

(Mark One)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended October 31, 1998

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


                        --------------------------------

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

                                 Yes (X) No ( )


                  NUMBER OF OUTSTANDING SHARES OF COMMON STOCK
                      AS OF DECEMBER 9, 1998 IS 25,507,982

                                                      Commission File No. 0-6544

                                  BRUNO'S, INC.
                             (DEBTOR-IN-POSSESSION)

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                   PAGE NO.
                                                                                                 --------

Item 1.  Financial Statements:

     Condensed Consolidated Balance Sheets at                                                       2
       October 31, 1998 and January 31, 1998

     Condensed Consolidated Statements of Operations for the Thirty-Nine                            3
       (39) and Thirteen (13) Week Periods Ended October 31, 1998 and
       November 1, 1997

     Condensed Consolidated Statements of Cash Flows for the
       Thirty-Nine (39) Week Periods Ended October 31, 1998 and                                     4
       November 1, 1997

     Notes to Condensed Consolidated Financial Statements                                           5

Item 2.  Management's Discussion and Analysis of  Financial Condition                              12
         and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risks                               23

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                         23

Item 2.  Change in Securities                                                                      23

Item 3.  Defaults Upon Senior Securities                                                           23

Item 4.  Submission of Matters to a Vote of Security Holders                                       23

Item 5.  Other Information                                                                         23

Item 6.  Exhibits and Reports on Form 8-K                                                          24

Signature Page                                                                                     25

Index of Exhibits

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

BRUNO'S, INC.
(Debtor-in-Possession)

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 1998 AND JANUARY 31, 1998
(In Thousands Except Share and Per Share Amounts)
--------------------------------------------------------------------------------

                                                                                        October 31,               January 31,
                                                                                           1998                      1998
                                                                                        (unaudited)               (unaudited)
                                                                                        -----------               -----------
ASSETS:
  Current assets:
    Cash and cash equivalents                                                            $  50,118                  $   2,888
    Receivables                                                                             28,703                     13,418
    Inventories, net of LIFO reserve                                                       183,714                    180,274
    Vendor deposits                                                                         26,669                         --
    Prepaid expenses and other                                                              11,425                      7,341
                                                                                         ---------                  ---------
        Total current assets                                                               300,629                    203,921
                                                                                         ---------                  ---------

    Property and equipment, net of accumulated
      depreciation of $305,593 and $332,369,
      respectively                                                                         292,897                    377,670
                                                                                         ---------                  ---------

    Intangibles and other assets, net                                                       43,352                     41,374
                                                                                         ---------                  ---------

        Total                                                                            $ 636,878                  $ 622,965
                                                                                         =========                  =========

LIABILITIES AND DEFICIENCY IN NET ASSETS:
  Liabilities not subject to compromise
    Current liabilities:
      Current maturities of capitalized lease obligations                                $   4,264                  $   4,028
      Accounts payable                                                                      72,141                    105,011
      Accrued payroll and related expenses                                                  14,822                     12,294
      Accrued interest                                                                          --                     24,727
      Other accrued expenses                                                                40,315                     49,470
                                                                                         ---------                  ---------
        Total current liabilities                                                          131,542                    195,530
                                                                                         ---------                  ---------

    Noncurrent liabilities:
      Long-term debt                                                                            --                    858,630
      Capitalized lease obligations                                                          8,088                     11,906
      Other noncurrent liabilities                                                          31,544                     41,948
                                                                                         ---------                  ---------
        Total noncurrent liabilites                                                         39,632                    912,484
                                                                                         ---------                  ---------
  Liabilities subject to compromise                                                        989,863                         --
                                                                                         ---------                  ---------

  Deficiency in net assets:
    Common Stock, $.01 par value, 60,000,000
      shares authorized; 25,507,982 issued and
      outstanding at October 31, 1998, and January 31, 1998                                    255                        255
    Paid-in capital                                                                       (586,944)                  (586,944)
    Retained earnings                                                                       64,199                    103,411
    Shareholders' notes receivable                                                          (1,669)                    (1,771)
                                                                                         ---------                  ---------
       Total deficiency in net assets                                                     (524,159)                  (485,049)
                                                                                         ---------                  ---------

       Total                                                                             $ 636,878                  $ 622,965
                                                                                         =========                  =========

See notes to condensed consolidated financial statements.

BRUNO'S, INC.                                        Commission File No. 0-6544

(Debtor-in-Possession)


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRTY-NINE AND THIRTEEN WEEK PERIODS ENDED
OCTOBER 31, 1998 AND NOVEMBER 1, 1997
(In Thousands Except Share and Per Share Amounts)

--------------------------------------------------------------------------------


                                                    October 31,    November 1,    October 31,    November 1,
                                                       1998           1997            1998           1997
                                                    (39 Weeks)     (39 Weeks)     (13 Weeks)     (13 Weeks)
                                                    (unaudited)    (unaudited)    (unaudited)    (unaudited)
                                                   -------------  -------------  -------------  -------------
NET SALES                                          $ 1,434,571     $ 1,940,751     $  440,549    $  610,098
                                                   -----------     -----------     ----------    ----------

COST AND EXPENSES:
  Cost of products sold                              1,122,750       1,512,369        346,740       483,665
  Store operating, selling
    and administrative expenses                        306,441         392,507         92,238       135,606
  Depreciation and amortization                         38,426          45,292         11,583        15,131
  Interest expense, net
    (contractual interest for
    1998 estimated at $63,573)
    for the 39 week period and
    $21,199 for the 13 week
    period)                                              2,567          65,131          1,023        22,429


  Gain on sale of Seessel's                             (1,959)             --         (1,959)           --
  Impairment of long-lived assets                           --          11,448             --        11,448
  Reorganization items                                   5,558              --         (15,993)          --
                                                   -----------      ----------     -----------    ---------
    Total cost and expenses                          1,473,783       2,026,747         433,632      668,279
                                                   -----------      ----------     -----------    ---------

    Income/(loss) before income taxes                  (39,212)        (85,996)          6,917      (58,181)

INCOME TAXES                                                --           7,792              --        7,792
                                                   -----------      ----------     -----------    ---------

    Net income (loss)                              $   (39,212)     $  (93,788)    $     6,917    $ (65,973)
                                                   ===========      ==========     ===========    =========

NET INCOME (LOSS) PER BASIC AND
  DILUTED COMMON SHARES                            $     (1.54)     $    (3.70)    $     0.27     $    (2.60)
                                                   ===========      ==========     ==========     ==========

CASH DIVIDENDS PER COMMON SHARE                    $        --      $       --     $       --     $       --
                                                   ===========      ==========     ==========     ==========

WEIGHTED AVERAGE BASIC AND DILUTED
  COMMON SHARES OUTSTANDING                         25,507,982      25,353,090     25,507,982     25,402,487
                                                   ===========      ==========     ==========     ==========


See notes to condensed consolidated financial statements.

BRUNO'S, INC.
(Debtor-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEK PERIODS ENDED OCTOBER 31, 1998 AND
NOVEMBER 1, 1997
(Amounts in Thousands)
--------------------------------------------------------------------------------

                                                                                                OCTOBER 31,     NOVEMBER 1,
                                                                                                    1998            1997
                                                                                                (39 WEEKS)      (39 WEEKS)
                                                                                                (UNAUDITED)     (UNAUDITED)
                                                                                                -----------     -----------
OPERATING ACTIVITIES:
  Net loss                                                                                        $ (39,212)      $ (93,788)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization (including amortization of debt issuance costs)                    38,919          48,419
    Noncash impairment and other special charges                                                      5,903          34,032
    Change in assets and liabilities                                                                (21,018)        (50,433)
                                                                                                  ---------       ---------
      Total adjustments                                                                              23,804          32,018
                                                                                                  ---------       ---------
      Net cash used in operating activities                                                         (15,408)        (61,770)
                                                                                                  ---------       ---------

INVESTING ACTIVITIES:
  Proceeds from sale of assets                                                                       81,807          27,400
  Capital expenditures                                                                              (15,679)        (56,461)
                                                                                                  ---------       ---------
      Net cash provided by/(used in) investing activities                                            66,128         (29,061)
                                                                                                  ---------       ---------

FINANCING ACTIVITIES:
  Reductions of long-term debt                                                                           --            (222)
  Net borrowings under revolving credit facilities                                                       --          91,500
  Reductions of prepetition capitalized lease obligations                                            (3,490)         (2,885)
  Sale of common stock, net                                                                              --             697
                                                                                                  ---------       ---------
      Net cash provided by/(used in) financing activities                                            (3,490)         89,090
                                                                                                  ---------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 47,230          (1,741)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                        2,888           4,908
                                                                                                  ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                          $  50,118       $   3,167
                                                                                                  =========       =========

See notes to condensed consolidated financial statements.

                                                      Commission File No. 0-6544

BRUNO'S, INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTY-NINE AND THIRTEEN WEEK PERIODS ENDED
OCTOBER 31, 1998 AND NOVEMBER 1, 1997
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Bruno's, Inc. (the "Company") and its wholly owned subsidiaries. Significant inter-company balances and transactions have been eliminated in consolidation. Operating results for the thirty-nine weeks ended October 31, 1998, are not necessarily indicative of the results that may be expected for the entire fiscal year. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

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

Under the provisions of the Bankruptcy Code, the Company has an exclusive period during which only it may propose and file and solicit acceptances of a plan of reorganization. The original exclusive period for the Company to propose a plan of reorganization expired on June 3, 1998, but the Bankruptcy Court, at the request of the Company, has extended the exclusive period until January 15, 1999. The Company plans to request the Bankruptcy Court to grant an additional extension of the exclusive period. After the Company files its plan of reorganization, the Company will have an additional 60 days to solicit the necessary acceptances of the plan of reorganization. If the Company fails to file a plan of reorganization during the exclusive period or, after such plan has been filed, if the Company fails to obtain acceptance of such plan from the requisite impaired classes of creditors and equity security holders during the exclusive solicitation period, any party in interest, including a creditor, an equity security holder, a committee of creditors or equity security holders, or an indenture trustee, may file its own plan of reorganization for the Company.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the consolidated financial position and results of operations of the Company for the interim periods.

2. DEFERRED TAX ASSET AND VALUATION RESERVE

During the prior year, the Company re-evaluated its deferred tax asset to determine the need for any valuation allowance which may be appropriate in light of the Company's projections for taxable income and the expiration dates of the Company's net operating loss carryforwards. Based on the results of this evaluation, the Company recorded an additional $7.8 million valuation allowance in the quarter ended November 1, 1997, which fully reserved the Company's net deferred tax asset to reflect the determination that its deferred tax asset may not be realized. The Company has continued to review this valuation adjustment on a quarterly basis and make adjustments as appropriate. Based upon projections over the periods in which deferred tax assets are deductible, at October 31, 1998, management believes it is more likely than not that the net deferred tax asset will not be realized. Accordingly, the Company has fully reserved its net deferred tax assets.

3. CONTINGENCIES

The Company is a party to various legal and taxing authority proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these proceedings will not materially affect the financial position or results of operations of the Company.

4. DEBTOR-IN-POSSESSION FINANCING

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

The Loan Agreement contains certain restrictive covenants which, among other things, require the Company to maintain a minimum cumulative EBITDA as defined in the Loan Agreement and as measured at the end of each of the Company's fiscal periods. The restrictive covenants also limit the Company's capital expenditures and dividends and the ability of the Company to grant liens and incur additional indebtedness. On October 31, 1998, the Company and the requisite lending institutions under the Loan Agreement entered into the Fifth Amendment to the Loan Agreement (the "Fifth Amendment"). The Fifth Amendment, among other things, amended the minimum cumulative EBITDA covenants contained in the Loan Agreement and established minimum cumulative EBITDA and capital expenditure covenants for the fiscal year ended January 29, 2000. As of October 31, 1998, the Company was in compliance with the covenants contained in the Loan Agreement as amended.

The Loan Agreement will terminate upon the earlier of consummation of a plan of reorganization in the Chapter 11 Cases, February 1, 2000 or a Prepayment Date (as such term is defined in the Loan Agreement). All borrowings under the Loan Agreement will become due 30 days after termination.

At October 31, 1998, the Company had no direct borrowings outstanding under the Loan Agreement but had utilized $7.6 million of its availability under the Loan Agreement to issue letters of credit. Total availability under the Loan Agreement at October 31, 1998 was $167.4 million. Trade payables owed to Participating Vendors in the aggregate amount of $20.4 million did not reduce the Company's availability under the Loan Agreement because the Company's borrowing base, as defined in the Loan Agreement, exceeded the $175 million limitation on borrowings under the Loan Agreement.

5. DISTRIBUTION CENTER ACCIDENT

On April 21, 1998, the refrigeration equipment in the Company's distribution facility was damaged as the result of an accident that caused a leak of refrigeration gas and a fire in the distribution facility's compressor room. The refrigeration equipment was repaired and became operational on May 24, 1998. During the period when the refrigeration equipment was out-of-service, the Company was not able to supply its stores with perishable merchandise from the Company's distribution facility. The Company made temporary arrangements with third party suppliers and distributors to supply the Company's stores with perishable merchandise. The Company, however, was not able to maintain adequate levels of perishable inventories at all times in its stores while the refrigeration equipment was out-of-service. The reduction in store-level perishable inventories resulted in a loss of customers and sales. Subject to a deductible of $100,000, the Company believes that it has insurance to cover (i) the cost of repairing or replacing the damaged equipment, (ii) business interruption losses resulting from the Company's inability to receive or ship perishable merchandise from the Company's distribution facility, and (iii) the additional expenses incurred by the Company to supply the Company's stores with perishable merchandise. As of October 31, 1998, the Company had recorded $16.4 million of insurance reimbursement receivables for costs and losses relating to the accident and had received $9.0 million from the Company's insurance carrier as a partial payment against such receivables. The $16.4 million of costs and losses recorded by the Company do not include business interruption losses because the Company cannot currently estimate the amount of these losses. The Company cannot currently estimate the full amount of its losses attributable to the accident, and there can be no assurance that the Company will ultimately recover all of these losses.

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


The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including prepetition wages, vacation pay, employee benefits and reimbursement of employee business expenses. The Bankruptcy Court also has authorized the Company to pay up to $23.0 million of prepetition obligations to critical vendors to aid the Company in maintaining the normal flow of merchandise to its stores. As of October 31, 1998, the Company had made $19.3 million of such payments.


7. REORGANIZATION ITEMS

Expenses and income directly incurred or realized as a result of the Chapter 11 Cases have been segregated from the normal operations and are disclosed separately. The major components are as follows:

                                          39 WEEKS ENDED       13 WEEKS ENDED
                                         OCTOBER 31, 1998     OCTOBER 31, 1998
                                         ----------------     ----------------

Restructuring charges (income)              $ (2,656)            $(18,560)
Professional fees and administrative
items                                          9,000                3,000
Interest income                                 (786)                (433)
                                            --------             --------
                                            $  5,558             $(15,993)
                                            ========             ========


RESTRUCTURING INCOME, NET:

In connection with the Chapter 11 Cases, and based on an analysis of the Company's market strategy, geographic positioning, and store level return on assets, the Company, on July 30, 1998, subject to approval by the Bankruptcy Court and other conditions, entered into an agreement to sell 15 stores, including one new store which had not commenced business, to Albertson's, Inc. of Boise, Idaho. Eleven of the stores are located in the Nashville, Tennessee market area, and four are located in the Chattanooga, Tennessee market. The agreement originally established the purchase price for the assets to be sold at $34.4 million plus the value of the store-level inventory. Following the execution of the agreement, the Bankruptcy Court established procedures to allow other interested parties to make competing offers for the 15 stores. As a result of this process, on August 13, 1998, the original purchase price of $34.4 million was increased to $35.9 million with all other terms remaining substantially the same. The sale of the 15 stores to Albertson's was consummated on August 24, 1998. In addition to selling the 15 stores to Albertson's, the Company granted to Albertson's an option to purchase the real property on which three of the stores are located for $11.5 million. Albertson's exercised its option on August 24, 1998, and this transaction was consummated on September 23, 1998. The sale of the stores and real property to Albertson's resulted in a net gain recorded in the quarter ended October 31, 1998 of $16.2 million, which includes a restructuring gain of $18.3 million offset by inventory markdowns of $2.1 million reflected as a special charge in cost of products sold.

The Company, on July 30, 1998, also announced its plans to close or sell an additional 20 stores consisting of 10 stores in Alabama, five in Florida, three in Mississippi and two in Georgia. On August 8, 1998, the Bankruptcy Court approved the Company's plans to close these 20 stores. Additional approval of the Bankruptcy Court will be required before any store can be sold. As of December 9, 1998, the Company had closed 19 of the 20 stores. The Company, with the approval of the Bankruptcy Court, has sold the real property and the improvements thereon on which two of the 19 closed stores are located. In the quarter ended August 1, 1998, the Company recorded estimated losses of $21.4 million associated with the scheduled sale or closure of the 20 stores. Included in the estimated losses were $17.6 million of restructuring charges recorded to cover (i) the reduction of fixed assets to net realizable value in the closed stores and (ii) the anticipated liability for ongoing store operations such as rent and employee costs, among other things. The remaining $3.8 million relates to inventory markdowns reflected as a special charge in cost of products sold.

Also included in restructuring income, net, for both the quarter and year-to-date periods are net gains related to the sale of certain excess properties.

PROFESSIONAL FEES AND ADMINISTRATIVE ITEMS:

Professional fees and administrative items relate to legal, accounting, other professional and employee costs directly attributable to the Chapter 11 Cases.

INTEREST INCOME:

This amount represents interest associated with the accumulation of cash and short-term investments subsequent to the filing of the Chapter 11 Cases.

8. IMPAIRMENT AND OTHER SPECIAL CHARGES

CURRENT FISCAL YEAR

For the quarter ended October 31, 1998, the Company recorded special charges of $2.1 million (reflected in cost of products sold) in connection with the current year sale of stores to Albertson's. For the year-to-date period, the Company has recorded special charges of $5.9 million (reflected in cost of products sold) in connection with the current year sale of stores to Albertson's and the sale or closure of 20 additional stores. These events are more fully described in NOTE 7 above.

PRIOR FISCAL YEAR

During the thirteen-week period ended November 1, 1997, the Company recorded $36.9 million in impairment and other special charges which impact four separate lines of the condensed consolidated statement of operations.

The Company recognized $11.4 million of impairment charges during the prior year period consisting of (i) a $6.1 million reduction in the carrying value of certain of the Company's excess properties which were identified for sale to reflect the current fair market value of such properties, (ii) a write-off of $3.1 million in franchise rights associated with the termination of the franchise agreement between the Company and Piggly Wiggly Company, and (iii) a write-off of $2.2 million of old point-of-sale equipment which is no longer being utilized.

The provision for cost of products sold in the prior fiscal year includes $7.8 million of special charges consisting primarily of a retail markdown of store level inventory required to implement the Company's new price reduction program.

Selling, general and administrative expenses in the prior fiscal year include $9.9 million of special charges consisting of (i) a $4.0 million increase to general liability insurance reserves to reflect better estimates of the ultimate actuarial liability for certain claims incurred between 1988 and 1995, (ii) a $2.9 million charge to provide for certain personnel related matters including the severance arrangement with the former Chief Executive Officer and the signing bonus and various fees and expenses associated with the hiring of a new Chief Executive Officer, and (iii) $3.0 million of other miscellaneous items.

The provision for income taxes for the thirteen week period ended November 1, 1997 represents an increase of $7.8 million in the valuation allowance to fully reserve the Company's net deferred tax assets at November 1, 1997. See "DEFERRED TAX ASSET AND VALUATION RESERVE" above.

9. GAIN ON SALE OF SEESSEL'S

The Company, on January 30, 1998, sold all of the outstanding shares of common stock of Seessel Holdings, Inc. ("Seessel's") to Albertson's, Inc. for $88.0 million subject to a purchase price adjustment based on changes in Seessel's working capital from a predetermined date. The Company recorded a gain of $16.6 million in the prior year which was net of an estimated purchase price decrease of $8.4 million. During the quarter ended October 31, 1998, the Company and Albertson's agreed that the purchase price decrease would be $6.5 million resulting in an additional gain on the sale of Seessel's of $1.9 million.

10. RECENT PRONOUNCEMENTS OF FASB

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which will be effective for the Company in its current fiscal year. Management does not expect the adoption of these Statements to have a material impact on the Company's disclosures and financial statements.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This Statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. This Statement will be effective for the Company in its fiscal year beginning January 30, 2000. The Company's management has not determined the effect of SFAS No. 133 on its financial statements.

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

A table showing the percentage of net sales represented by certain items in the Company's condensed consolidated statements of operations is as follows:

                                                          OCTOBER 31,  NOVEMBER 1,  OCTOBER 31,  NOVEMBER 1,
                                                             1998         1997          1998        1997
                                                          (39 WEEKS)   (39 WEEKS)    (13 WEEKS)  (13 WEEKS)
                                                          -----------  -----------  -----------  -----------
Net sales                                                  100.00%      100.00%      100.00%      100.00%
Cost of products sold                                       78.26%       77.93%       78.71%       79.28%

Store operating, selling, and administrative expenses       21.36%       20.22%       20.94%       22.23%
                                                           ------       ------       ------       ------
EBITDA(1)                                                    0.38%        1.85%        0.36%       -1.50%

Depreciation and amortization                                2.68%        2.33%        2.63%        2.48%
Interest expense, net                                        0.18%        3.36%        0.23%        0.00%
Gain on sale of Seessel's                                   -0.14%        0.00%       -0.44%        3.68%
Impairment of long-lived assets                              0.00%        0.59%        0.00%        1.88%
Reorganization items                                         0.39%        0.00%       -3.63%        0.00%
                                                           ------       ------       ------       ------


Income (loss) before income taxes                           -2.73%       -4.43%        1.57%       -9.54%
Income taxes                                                 0.00%        0.40%        0.00%        1.28%
                                                           ------       ------       ------       ------

Net income (loss)                                           -2.73%       -4.83%        1.57%      -10.81%
                                                           ======       ======       ======       ======


A summary of the changes in certain items included in the condensed statements of operations for the thirty-nine and thirteen week periods ended October 31, 1998 as compared to the thirty-nine and thirteen week periods ended November 1, 1997 is as follows (dollars in thousands):



                                                              Thirty-Nine Weeks              Thirteen Weeks
                                                            Ended October 31, 1998       Ended October 31, 1998
                                                            Amounts       % Change       Amounts       % Change
                                                           ---------       -------      ---------      --------
Net sales                                                  $(506,180)       -26.08%     $(169,549)      -27.79%
Cost of products sold                                       (389,619)       -25.76%      (136,925)      -28.31%
Store operating, selling, and administrative expenses        (86,066)       -21.93%       (43,368)      -31.98%
                                                           ---------        ------      ---------      -------
EBITDA(1)                                                    (30,495)       -85.00%        10,744      -117.13%

Depreciation and amortization                                 (6,866)       -15.16%        (3,548)      -23.45%
Interest expense, net                                        (62,564)       -96.06%       (21,406)      -95.44%
Gain on sale of Seessel's                                     (1,959)       N/A            (1,959)      N/A
Impairment of long-lived assets                              (11,448)       N/A           (11,448)      N/A
Reorganization items                                           5,558        N/A           (15,993)      N/A
                                                           ---------        ------      ---------      -------


Income (loss) before income taxes                             46,784       N/A             65,098       N/A
Income taxes                                                  (7,792)      N/A             (7,792)      N/A
                                                           ---------       -------      ---------      -------

Net income (loss)                                          $  54,576       N/A          $  72,890       N/A
                                                           =========       =======      =========      =======


(1) EBITDA -- For purposes of this document, EBITDA is defined as net sales reduced by cost of products sold and store operating, selling and administrative expenses. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. However, EBITDA should not be construed as an alternative to net income as a measure of a Company's operating results or to operating cash flow as a measure of liquidity. This methodology may not be consistent with a similarly captioned item presented by other companies.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)


GENERAL

As of October 31, 1998, the Company operated a chain of 164 supermarkets and combination food and drug stores. The Company also operated eight retail liquor stores. As of November 1, 1997, the Company operated 220 supermarkets and combination food and drug stores as well as nine retail liquor stores.

On February 2, 1998, the Company and its 11 subsidiaries each filed a petition for reorganization under chapter 11 of title 11 of the Bankruptcy Code. The Chapter 11 Cases have been procedurally consolidated for administrative purposes. The Company and its subsidiaries are currently operating their businesses and managing their properties as debtors-in-possession pursuant to the Bankruptcy Code. Both before and after the commencement of the Chapter 11 Cases, the Company has taken steps to restructure its operations and to improve profitability. These steps include but are not limited to implementing price reduction strategies, improving inventory levels in the Company's stores, selling excess properties, and continuing to analyze and review the Company's market strategy, geographic positioning, and store level return on assets. As a result of this review, the Company sold 15 stores to Albertson's, Inc. and closed an additional 19 stores. These transactions are described below under the heading "DIVESTITURES - CURRENT FISCAL YEAR". The Company is considering the sale or closure of additional stores that do not fall within the Company's market strategy or geographic positioning or that do not perform at or above the Company's expected store level return on assets.

DIVESTITURES - - CURRENT FISCAL YEAR

On July 30, 1998, based on an analysis of the Company's market strategy, geographic positioning, and store level return on assets, the Company, subject to approval by the Bankruptcy Court and other conditions, entered into an agreement to sell 15 stores, including one new store which had not commenced business, to Albertson's, Inc. of Boise, Idaho. Eleven of the stores are located in the Nashville, Tennessee market area, and four are located in the Chattanooga, Tennessee market. The agreement originally established the purchase price for the assets to be sold at $34.4 million plus the value of the store-level inventory. Following the execution of the agreement, the Bankruptcy Court established procedures to allow other interested parties to make competing offers for the 15 stores. As a result of this process, on August 13, 1998, the original purchase price of $34.4 million was increased to $35.9 million with all other terms remaining substantially the same. The sale of the 15 stores to Albertson's was consummated on August 24, 1998. In addition to selling the 15 stores to Albertson's, the Company granted to Albertson's an option to purchase the real property on which three of the stores are located for $11.5 million. Albertson's exercised its option on August 24, 1998, and this transaction was consummated on September 23, 1998. The sale of the stores and real property to Albertson's resulted in a net gain recorded in the quarter ended October 31, 1998 of $16.2 million, which includes restructuring income, net, of $18.3 million offset by inventory markdowns of $2.1 million reflected as a special charge in cost of products sold.

The Company, on July 30, 1998, also announced its plans to close or sell an additional 20 stores consisting of 10 stores in Alabama, five in Florida, three in Mississippi and two in Georgia. On August 8, 1998, the Bankruptcy Court approved the Company's plans to close these 20 stores. Additional approval of the Bankruptcy Court will be required before any store can be sold. As of December 9, 1998, the Company had closed 19 of the 20 stores. The Company, with the approval of the Bankruptcy Court, has sold the real property and the improvements thereon on which two of the 19 closed stores are located. In the quarter ended August 1, 1998, the Company recorded estimated losses of $21.4 million associated with the scheduled sale or closure of the 20 stores. Included in the estimated losses were $17.6 million of restructuring charges recorded to cover (i) the reduction of fixed assets to net realizable value in the closed stores and (ii) the anticipated liability for ongoing store operations such as rent and employee costs, among other things. The remaining $3.8 million relates to inventory markdowns reflected as a special charge in cost of products sold.


ACQUISITIONS AND DIVESTITURES - - PRIOR FISCAL YEAR

On January 13, 1998, the Company entered into an agreement to sell Seessel Holding's, Inc., a wholly owned subsidiary of the Company ("Seessel's"), to Albertson's, Inc. for $88.0 million subject to a purchase price adjustment based on changes in Seessel's working capital from a predetermined date. The transaction was consummated on January 30, 1998 and a gain of $16.6 million was recorded during the fiscal year ended January 31, 1998. The gain was net of an estimated purchase price decrease of $8.4 million. During the quarter ended October 31, 1998, the Company and Albertson's agreed that the purchase price decrease would be $6.5 million resulting in an additional gain on the sale of Seessel's of $1.9 million, which is reflected in "Gain on Sale of Seessel's" in the accompanying Condensed Consolidated Statements of Operations. Because the sale of Seessel's was consummated prior to the commencement of the Chapter 11 Cases, the $6.5 million purchase price adjustment is included in liabilities subject to compromise in the accompanying Condensed Consolidated Balance Sheet.

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

SPECIAL CHARGES -- CURRENT FISCAL YEAR

For the quarter ended October 31, 1998, the Company recorded special charges of $2.1 million (reflected in cost of products sold) in connection with the current year sale of stores to Albertson's. For the year-to-date period, the Company has recorded special charges of $5.9 million (reflected in cost of products sold) in connection with the current year sale of stores to Albertson's and the sale or closure of 20 additional stores in the current year. These events are more fully described above in NOTE 7 OF THE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

IMPAIRMENT AND OTHER SPECIAL CHARGES -- PRIOR FISCAL YEAR

During the thirteen-week period ended November 1, 1997, the Company recorded $36.9 million in impairment and other special charges which impact four separate lines of the Condensed Consolidated Statement of Operations.

The Company recognized $11.4 million of impairment charges during the prior year period consisting of (i) a $6.1 million reduction in the carrying value of certain of the Company's excess properties which were identified for sale to reflect the current fair market value of such properties, (ii) a write-off of $3.1 million in franchise rights associated with the termination of the franchise agreement between the Company and Piggly Wiggly Company, and (iii) a write-off of $2.2 million of old point-of-sale equipment which is no longer being utilized.

The provision for cost of products sold in the prior fiscal year includes $7.8 million of special charges consisting primarily of a retail markdown of store level inventory required to implement the Company's new price reduction program.

Selling, general and administrative expenses in the prior fiscal year include $9.9 million of special charges consisting of (i) a $4.0 million increase to general liability insurance reserves to reflect better estimates of the ultimate actuarial liability for certain claims incurred between 1988 and 1995, (ii) a $2.9 million charge to provide for certain personnel related matters including the severance arrangement with the former Chief Executive Officer and the signing bonus and various fees and expenses associated with the hiring of a new Chief Executive Officer, and (iii) $3.0 million of other miscellaneous items.

The provision for income taxes for the thirteen week period ended November 1, 1997 represents an increase of $7.8 million in the valuation allowance to fully reserve the Company's net deferred tax assets at November 1, 1997. See NOTE 2 OF THE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

RESULTS OF OPERATIONS (UNAUDITED)

NET SALES

Net sales decreased $169.5 million and $506.2 million in the quarter and year-to-date periods ended October 31, 1998 as compared to the comparable periods of the prior year. Approximately $70.0 million and $235.0 million of the decrease in the quarter and year-to-date periods, respectively, was due to the reduction in the number of stores operated by the Company as a result of the divestitures described above under the heading "ACQUISITIONS AND DIVESTITURES - PRIOR FISCAL YEAR". Approximately $55.0 million of the decrease for both the quarter and year-to-date periods was due to the current year sale of stores to Albertson's and the closure of 19 additional stores as described above under the heading "DIVESTITURES - CURRENT FISCAL Year". Comparable store sales (which exclude sales from stores which have been sold or closed) decreased 8.2% and 12.3% in the quarter and year-to-date periods ended October 31, 1998 from the prior year due in part to increased competitive activity in the Company's trade areas. Other factors that may have contributed to the decrease in comparable store sales include the disruption caused by the commencement of the Chapter 11 Cases and the accident which occurred in the Company's distribution center on April 21, 1998. SEE NOTES 1 AND 5 OF THE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS. As a result of the distribution center accident, the Company was not able to supply its stores with perishable merchandise from the Company's distribution center from April 21, 1998 through May 24, 1998. Although the Company made temporary arrangements for perishable merchandise with third party suppliers and distributors, the Company was not able to maintain adequate levels of perishable inventories at all times in its stores. The reduction in store-level perishable inventories resulted in a loss of customers and sales. In addition, the Company's sales continue to be affected by the loss of customers in 1997 due to increases in the Company's prices to levels that were not competitive, a reduced level of promotional activity, product shortages in the Company's stores resulting from distribution problems and efforts to control inventory, and reduced levels of customer service due to the Company's efforts to control payroll costs. The Company has adopted and implemented strategies to address the factors within the Company's control that have contributed to the decline in sales. There can be no assurance that these strategies will increase sales or will not otherwise have an adverse effect on the Company's business.

GROSS PROFIT

Gross profit (net sales less cost of products sold) as a percentage of net sales was 21.3% for the thirteen week period ended October 31, 1998 compared to 20.7% in the comparable period of the prior year. Both the current year and prior year gross profit were impacted by the special charges described above under the headings "SPECIAL CHARGES - CURRENT FISCAL YEAR" AND "IMPAIRMENT AND OTHER SPECIAL CHARGES - PRIOR FISCAL YEAR". Cost of products sold for the current quarter includes $2.1 million of special charges representing inventory markdowns related to the 15 stores sold to Albertson's, and cost of products sold in the prior year includes $7.8 million of special charges. Excluding the impact of these special charges, gross profit was 21.8% for the thirteen week period ended October 31, 1998 compared to 22.0% in the comparable period of the prior year.

Gross profit for the thirty-nine week period ended October 31, 1998 was 21.7% compared to 22.1% for the comparable period of the prior year. Like the quarter, both the current year and prior year periods were impacted by the special charges described above under the headings "SPECIAL CHARGES -- CURRENT FISCAL YEAR" AND "IMPAIRMENT AND OTHER SPECIAL CHARGES - PRIOR FISCAL YEAR". In the current year, cost of products sold includes $5.9 million of special charges representing inventory markdowns, and cost of products sold in the prior year includes $7.8 million of special charges. Excluding the impact of these special charges, gross profit was 22.2% for the thirty-nine week period ended October 31, 1998 compared to 22.5% in the comparable period of the prior year.

STORE OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

Store operating, selling, and administrative expenses as a percent of net sales were 20.9% and 21.4% for the quarter and year-to-date periods ended October 31, 1998 compared to 22.2% and 20.2% for the comparable periods of the prior year. Included in prior year expenses for both the quarter and year-to-date periods were special charges of $9.9 million described above under the heading "IMPAIRMENT AND OTHER SPECIAL CHARGES - PRIOR FISCAL YEAR". Excluding the impact of these special charges, prior year administrative expenses as a percent of net sales were 20.6% and 19.7%, respectively. The current quarter and year-to-date percentage increases were due largely to the impact of fixed costs on lower net sales.

EBITDA

EBITDA (as defined on page 12) increased by $10.7 million in the quarter ended October 31, 1998 compared to the comparable period of the prior year. Excluding the impact of the special charges of $2.1 million and $17.7 million in the current and prior year quarters, respectively, EBITDA decreased by $4.9 million. This decrease resulted primarily from the impact of lower net sales and lower gross profit as discussed above..

For the year-to-date period, EBITDA decreased by $30.5 million compared to the comparable period of the prior year. Excluding the impact of special charges of $5.9 and $17.7 million in the current and prior year periods, respectively, EBITDA decreased by $42.3 million. This decrease resulted primarily from the impact of lower net sales and lower gross profit as discussed above.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization for the quarter ended October 31, 1998 was $11.6 million compared to $15.1 million in the comparable period of the prior year. Depreciation and amortization for the current year-to-date period was $38.4 million compared to $45.3 million in the prior year. The decrease in depreciation and amortization resulted primarily from the sale of stores described under the headings "DIVESTITURES - CURRENT FISCAL YEAR" and "ACQUISITIONS AND DIVESTITURES - PRIOR FISCAL YEAR".

INTEREST EXPENSE

As a result of the commencement of the Chapter 11 Cases, the Company ceased accruing interest on its short-term borrowings and long-term debt outstanding at January 31, 1998. Interest expense in the current year relates primarily to equipment owned under capital leases.

GAIN ON SALE OF SEESSEL'S

The Company, on January 30, 1998, completed the sale of Seessel's to Albertson's for $88.0 million subject to a purchase price adjustment. SEE "ACQUISITIONS AND DIVESTITURES - PRIOR FISCAL YEAR". The Company recorded a gain of $16.6 million in the prior year which was net of an estimated purchase price decrease of $8.4 million. During the quarter ended October 31, 1998, the Company and Albertson's agreed that the purchase price decrease would be $6.5 million resulting in an additional gain on the sale of Seessel's of $1.9 million. This gain is reflected in "Gain on Sale of Seessel's" in the accompanying Condensed Consolidated Statements of Operations.

REORGANIZATION ITEMS

The Company recorded income from reorganization items of $16.0 million during the quarter ended October 31, 1998. The Company recorded gains from restructuring income of $18.6 million related primarily to the sale of 15 stores to Albertson's as described above under the heading "DIVESTITURES -- CURRENT FISCAL YEAR". These gains were offset by $3.0 million of professional fees and administrative items. Also included under reorganization items is $433,000 in interest income associated with the accumulation of cash and short-term investments subsequent to the filing of the Chapter 11 Cases.

For the year-to-date period, the Company has recorded expense from reorganization items of $5.6 million, including $2.7 million of restructuring income. The restructuring income relates primarily to the gain on the sale of 15 stores to Albertson's offset by the estimated losses associated with the sale or closure of 20 additional stores. Also included under reorganization items for the year-to-date period is $9.0 million of professional fees and administrative items offset by $786,000 in interest income associated with the accumulation of cash and short-term investments subsequent to the filing of the Chapter 11 Cases.

INCOME TAXES

Management believes that it is more likely than not that deferred tax assets created by losses during the thirty-nine week period ended October 31,1998 will not be realized through future taxable income. Therefore, the Company has increased its valuation allowance, which was established during the prior year, to fully reserve the potential tax benefits resulting from these losses. As a result, the effective tax rate for the quarter ended October 31, 1998 was zero and no tax benefit was recorded for the year-to-date period ended October 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company and its subsidiaries are parties to a Revolving Credit and Guaranty Agreement dated as of February 2, 1998, as amended by the First Amendment thereto dated as of March 5, 1998, the Second Amendment thereto dated as of March 25, 1998, the Third Amendment thereto dated as of April 17, 1998, the Fourth Amendment thereto dated as of July 31, 1998, and the Fifth Amendment thereto dated as of October 31, 1998 and as may be amended hereafter (the "Loan Agreement"). The lenders who are parties to the Loan Agreement include The Chase Manhattan Bank ("Chase"), which serves as agent for itself and the other lenders party thereto. The Loan Agreement was entered into subsequent to the commencement of the Chapter 11 Cases and will terminate upon the earlier of consummation of a plan of reorganization in the Chapter 11 Cases, February 1, 2000, or the Prepayment Date (as such term is defined in the Loan Agreement). The Loan Agreement provides the Company with a revolving line of credit for loans and letters of credit. The amount that the Company is permitted to borrow under the Loan Agreement depends upon the level of the Company's inventory, real estate and claims from certain vendors. On August 12, 1998, the Company voluntarily reduced the maximum borrowings under the Loan Agreement from $200 million to $175 million pursuant to the Loan Agreement. This reduction was made because the Company does not believe it will need the additional borrowing capacity and because the reduction will result in a decrease in the fees paid by the Company under the Loan Agreement. The maximum borrowings under the Loan Agreement include a subfacility of $32 million for the issuance of letters of credit. The Company will use all amounts borrowed under the Loan Agreement for its ongoing working capital needs and for other general corporate purposes of the Company and its subsidiaries. The subsidiaries of the Company are guarantors of the Company's obligations under the Loan Agreement.

The Loan Agreement contains certain restrictive covenants which, among other things, require the Company to maintain a minimum cumulative EBITDA as defined in the Loan Agreement and as measured at the end of each of the Company's fiscal periods. The restrictive covenants also limit the Company's capital expenditures and dividends and the ability of the Company to grant liens and incur additional indebtedness. On October 31, 1998, the Company and the requisite lending institutions under the Loan Agreement entered into the Fifth Amendment to the Loan Agreement (the "Fifth Amendment"). The Fifth Amendment, among other things, amended the minimum cumulative EBITDA covenants contained in the Loan Agreement and established minimum cumulative EBITDA and capital expenditure covenants for the fiscal year ended January 29, 2000. As of October 31, 1998, the Company was in compliance with the covenants contained in the Loan Agreement as amended.

At October 31, 1998, the Company had no direct borrowings outstanding under the Loan Agreement but had utilized $7.6 million of its availability under the Loan Agreement to issue letters of credit. Total availability under the Loan Agreement at October 31, 1998 was $167.4 million. Trade payables owed to Participating Vendors in the aggregate amount of $20.4 million did not reduce the Company's availability under the Loan Agreement because the Company's borrowing base, as defined in the Loan Agreement, exceeded the $175 million limitation on borrowings under the Loan Agreement. The Company expects that its cash flow from operations and borrowings under the Loan Agreement will provide it with sufficient liquidity to conduct its operations while the Chapter 11 Cases are pending. The Company's long-term liquidity and the adequacy of the Company's capital resources cannot be determined until a plan of reorganization has been developed and confirmed in connection with the Chapter 11 Cases.

Operating activities used $15.4 million in cash for the thirty-nine week period ended October 31, 1998 compared to $61.8 million for the comparable period of the prior year. The use of cash in the current year is attributable primarily to
(i) the reduction in EBITDA discussed above, and (ii) amounts paid in advance to vendors in order to expedite the delivery of inventory to the Company. The prior year use of $61.8 million in cash resulted from (i) the reduction in EBITDA discussed above, (ii) the payment of accrued interest on the Company's debt outstanding prior to the commencement of the Chapter 11 Cases, and (iii) increased inventory levels in the Company's stores.

Cash flows provided by investing activities were $66.1 million in the thirty-nine week period ended October 31, 1998 compared to a use of $29.1 million in the comparable period of the prior year. Capital expenditures were $15.7 million for the current year compared to $56.5 million in the prior year. The Company's capital expenditures are primarily related to the remodeling of stores and investments in systems technology. The Company believes that capital expenditures for the remainder of the current fiscal year will be financed through cash flows from operations, existing cash balances and, if necessary, borrowings under the Loan Agreement. Cash flows from investing activities for the thirty-nine week period ended October 31, 1998 include $81.8 million in proceeds related to the sale of stores and excess property, including the sale of 13 stores in Georgia to Ingles (which was consummated in March 1998). SEE "DIVESTITURES -- CURRENT FISCAL YEAR" AND "ACQUISITIONS AND DIVESTITURES -- PRIOR FISCAL YEAR". Cash flows from investing activities for the thirty-nine week period ended November 1, 1997 included $27.4 million in proceeds from the sale of property.

Financing activities used $3.5 million in cash for the thirty-nine week period ended October 31, 1998 and generated $89.1 million in cash during the comparable period of the prior year. Current year financing activities reflect repayments of the Company's capitalized lease obligations. Prior year financing activities primarily consisted of $91.5 million in borrowings under the credit facility available to the Company prior to the commencement of the Chapter 11 Cases offset by repayments of the Company's capitalized lease obligations.

YEAR 2000

The Year 2000 issue refers to computer programs and microcontrollers which could fail to execute properly at the turn of the century due to flaws in design. Computer programs written using two digits (rather than four) to define the applicable year are typical examples of such design flaws. Any programs written in this manner recognize a date using "00" as the year 1900 rather than the year 2000. Such design flaws could cause the computer systems and equipment used by the Company to malfunction with the result that the Company could not conduct its operations in a normal manner. Some of the computer programs and microcontrollers owned or leased by the Company will need to be modified or replaced in order to address the Year 2000 issue.

The Company has retained a third party contractor to identify and correct Year 2000 problems involving the Company's internal computer systems. Systems which require modification or replacement have been identified and a plan for addressing issues has been established. Following identification and planning, the major project phases are correction, testing and implementation. Four general categories of internal computer systems are being addressed: Store Systems, Networks and Servers, Mainframe Applications, and Mainframe Systems and Hardware. A considerable number of systems already have been modified or replaced, and it is anticipated that most of the remaining changes that are necessary will be completed by the end of July 1999. Changes in the Company's Store Systems to address the Year 2000 problem are scheduled to be completed in September 1999.

In addition to addressing the Year 2000 problem with respect to the Company's internal computer systems, the Company is currently seeking to identify other non-information technology systems which could be affected by the Year 2000 issue. Examples of such other systems are time clocks, refrigeration systems, and heating and air conditioning systems. After identifying any such systems that could fail at the turn of the century, the Company will develop a plan to modify or replace the software or microcontrollers containing the Year 2000 design flaws. The Company does not currently have estimated completion dates for modifying or replacing such systems.

The Company also could be adversely affected if Year 2000 design flaws are contained in the computer systems or microcontrollers used by the Company's vendors and suppliers, including merchandise vendors, utilities, and service providers. The Company is currently developing a list of critical vendors and suppliers who might be unable to continue to supply necessary goods and services to the Company if such vendors and suppliers do not take appropriate action to address the Year 2000 issue. The Company will seek assurance from each such critical vendor and supplier that all necessary steps are being taken by them to address the Year 2000 issue.

Based on current estimates, the Company anticipates that it will incur costs of approximately $15 million relating to Year 2000 issues for its internal computer systems. Approximately $5.0 million of these costs had been incurred as of October 31, 1998. The Company has deferred several systems development projects to minimize the impact of Year 2000 compliance costs, but the Company does not expect that such deferral will have a significant effect on the Company's financial condition and results of operations. The cost of correcting the Year 2000 problem in other non-information technology systems, such as time clocks, refrigeration systems and heating and air conditioning systems, will be estimated after the Company has completed the identification and planning phases for such systems. The Company believes that the costs of addressing the Year 2000 issue will be financed through cash flows from operations, existing cash balances and, if necessary, borrowings under the Loan Agreement.

If the Company fails adequately to address the Year 2000 issue, the Company, under the most reasonably likely worst case scenario, would be unable to process transactions such as sales, purchasing, transfers and payments in an efficient, automated manner. In addition, other systems such as refrigeration systems and heating and air conditioning systems could fail. The failure of these systems could seriously disrupt the Company's business. Finally, the Company could experience product shortages and an interruption of necessary services if certain outside providers of goods and services fail to address the Year 2000 issue.

The Company does not currently have a contingency plan dealing with the most reasonably likely worst case scenario involving the Year 2000 issue. The Company, however, plans to develop such a contingency plan by July 1999. The contingency plan will consider alternate sourcing, systems and procedures.

RECENT PRONOUNCEMENTS OF FASB

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which will be effective for the Company in its current fiscal year. Management does not expect the adoption of these Statements to have a material impact on the Company's disclosures and financial statements.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This Statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. This Statement will be effective for the Company in its fiscal year beginning January 30, 2000. The Company's management has not determined the effect of SFAS No. 133 on its financial statements.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not Applicable


PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company is party to the Chapter 11 Cases, which commenced on February 2, 1998. The Company also is a party to various other legal and taxing authority proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these other proceedings will not materially affect the financial position or results of operations of the Company.

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

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS

       Exhibit
       Number       Description
       ------       -----------

         10.39      Fifth Amendment dated as of October 31, 1998 to the
                    Revolving Credit Agreement dated as of February 2, 1998 among the Company, the subsidiaries of the Company, the financial institutions party thereto and The Chase Manhattan
                    Bank, as Agent.

         27         Financial Data Schedule (for SEC use only)


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



                                       BRUNO'S, INC.



                                            /s/ James J. Hagan
                                       -----------------------
                                       James J. Hagan,
                                       Executive Vice President and
                                       Chief Financial Officer



Dated:  December 14, 1998

                                  BRUNO'S, INC.

                                FORM 10-Q REPORT
                      (FOR QUARTER ENDED OCTOBER 31, 1998)

                                INDEX OF EXHIBITS



    Exhibit Number             Description
    --------------             -----------


         10.39      Fifth Amendment dated as of October 31, 1998 to the
                    Revolving Credit Agreement dated as of February 2, 1998 among the Company, the subsidiaries of the Company, the financial institutions party thereto and The Chase Manhattan
                    Bank, as Agent.

         27         Financial Data Schedule (for SEC use only)