Form 10-K405
period 1999-01-30
BRUNOS INC
filed 1999-04-30
CIK 14920

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------
                                    FORM 10-K
                             -----------------------

(Mark One)
   [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended January 30, 1999

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

                      -------------------------------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K Report or any amendment to this Form 10-K Report. [X]

         The aggregate market value of the voting stock held by non-affiliates of Bruno's, Inc. as of April 26, 1999 was approximately $3,150,000.

         The number of shares of Common Stock outstanding as of April 26, 1999 was approximately 25,507,982.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Part III of this Form 10-K Report incorporates information from the definitive proxy statement relating to the 1999 Annual Meeting of Stockholders of Bruno's, Inc.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Bruno's, Inc. (the "Company") operates supermarkets in the Southeastern United States and is the largest supermarket operator in the State of Alabama. The Company, which was incorporated in Alabama on April 1, 1959, currently operates 149 supermarkets, including 108 in Alabama, 27 in Georgia, 10 in Florida, and four in Mississippi. The Company's supermarkets are currently operated under several different names and formats, including Bruno's, Food World, FoodMax, and Food Fair. The Company operates approximately 11 "Supercenter" stores, which offer an expanded mix of general merchandise products as well as one-stop shopping conveniences such as pharmacies, banks, photography departments and optical centers. The Company also operates eight liquor stores in Florida.

         On August 18, 1995, Crimson Acquisition Corp. was merged into and with the Company (the "Merger"). Since the date of the Merger, Crimson Associates, L.P. and KKR Partners, II, L.P. (the "Partnerships") have owned 20,833,333 shares of the Company's Common Stock, par value $.01 per share (the "Common Stock"). The shares owned by the Partnerships represent approximately 81.7% of the outstanding shares of Common Stock as of April 23, 1999. The Partnerships also own warrants under which they have the right to purchase an additional 10,000,000 shares of Common Stock. The Partnerships were organized and are controlled by Kohlberg Kravis Roberts & Co., L.P. ("KKR").

         In December 1995, the Company changed its fiscal year from a 52-week or 53-week period ending on the Saturday closest to June 30 to a 52-week or 53-week period ending on the Saturday closest to January 31. In order to implement this change, the Company had a 30-week fiscal year beginning on July 1, 1995 and ending on January 27, 1996 (the "Transition Period").

         During the fiscal year ended February 1, 1997, the Company developed and completed a divestiture program under which the Company closed its distribution center located in Vidalia, Georgia and sold or closed 47 stores, including 37 stores in Georgia, five stores in South Carolina, two stores in Florida, two stores in Alabama, and one store in Mississippi. In addition, the Company in December 1996 acquired Seessel Holdings, Inc. ("Seessel's"), which owned and operated eight supermarkets in Memphis, Tennessee and two supermarkets in Northern Mississippi. On January 13, 1998, the Company entered into an agreement to sell Seessel's to Albertson's, Inc. ("Albertson's"). This transaction was consummated on January 30, 1998.

         On January 6, 1998, the Company entered into an agreement to sell 13 stores in Georgia to Ingles Markets, Incorporated ("Ingles"). The Company was required by the agreement to close the 13 stores prior to the sale of the stores to Ingles. All of the stores were closed on or before January 27, 1998, and the stores were sold to Ingles on March 12, 1998.

         The Company entered into an agreement on January 26, 1998 to purchase four stores in Alabama from Delchamps, Inc. ("Delchamps"). This transaction was consummated on February 17, 1998. Subsequently, the Company closed three of its stores and relocated those stores into three of the stores purchased from Delchamps.

         During the fiscal year ended January 30, 1999, the Company conducted an extensive review and analysis of all of its supermarkets and of the geographic areas in which they operate. Based on the conclusions of this review, the Company, on July 30, 1998, entered into an agreement to sell 15 stores, including one new store that had not commenced business, to Albertson's. The 15 stores were located in the Nashville, Tennessee and Chattanooga, Tennessee market areas. The sale of the 15 stores to Albertson's was completed on August 24, 1998. In addition, the Company between August and December of 1998 liquidated the inventory in and closed 20 under-performing stores. In January 1999, the Company liquidated the inventory in and closed an additional 14 under-performing stores.

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

         Subsequent to the commencement of the Chapter 11 Cases, the Debtors sought and obtained several orders from the Bankruptcy Court which were intended to stabilize their business and enable the Debtors to continue business operations as debtors-in-possession. The most significant of these orders (i) approved a debtor-in-possession loan agreement under which a group of banks provided a revolving line of credit to the Company to be used for working capital and other general corporate purposes, (ii) permitted the Debtors to operate their consolidated cash management system during the Chapter 11 Cases in substantially the same manner as it was operated prior to the commencement of the Chapter 11 Cases, (iii) authorized payment of pre-petition wages, vacation pay and employee benefits and reimbursement of employee business expenses, and
(iv) authorized the Debtors to pay up to $23 million of pre-petition obligations to critical vendors to aid the Debtors in maintaining the normal flow of merchandise to their stores.

         On February 15, 1998, a statutory committee of unsecured creditors (the "Creditors' Committee") was appointed by the Office of the United States Trustee to represent the interests of the Debtors' unsecured creditors in the Chapter 11 Cases. Since its formation, the Creditors' Committee has monitored the administration of the Chapter 11 Cases. The Debtors have kept the Creditors' Committee informed with respect to their operations and have sought the concurrence of the Creditors' Committee for actions and transactions outside of the ordinary course of the Debtors' business. The Creditors' Committee has participated actively, together with the Debtors' management and professionals, in, among other things, reviewing the Debtors' business operations, operating performance and business plans. The Debtors and their professionals have met with the Creditors' Committee and its professionals on numerous occasions during the Chapter 11 Cases, including meetings in connection with the negotiation of the Debtors' plan of reorganization. The Debtors are required to reimburse certain fees and expenses of the Creditors' Committee, including fees for attorneys and other professionals, to the extent allowed by the Bankruptcy Court.

         As debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases. In this context, "assumption" means that the Debtors agree to perform their obligations and cure all existing defaults under the contract or lease, and "rejection" means that the Debtors are relieved from their obligations to perform further under the contract or lease but are subject to a claim for damages for the breach thereof. Any damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims in the Chapter 11 Cases. As of April 23, 1999, the Debtors had rejected or sought authority to reject approximately 46 real property leases and approximately three executory contracts, and the Debtors had assumed or assumed and assigned or sought authority to assume or assume and assign approximately 29 real estate leases and approximately 11 executory contracts. The Bankruptcy Court has extended the time within which the Debtors must assume or reject unexpired leases of real property through the earlier of June 30, 1999 or the date on which the Debtors' plan of reorganization is confirmed by the Bankruptcy Court.

         The Bankruptcy Code provides that the Debtors have an exclusive period during which only they may propose and file and solicit acceptances of a plan of reorganization. The Bankruptcy Court has extended the exclusive period for the Debtors to propose a plan of reorganization through May 15, 1999. The Debtors intend to file a plan of reorganization with the Bankruptcy Court on or before May 15, 1999. If the Debtors fail to file a plan of reorganization during the exclusive period or, after such plan has been filed, if the Debtors fail to obtain acceptance of such plan from the requisite impaired classes of creditors and equity security holders during the exclusive solicitation period, any party in interest, including a creditor, an equity security holder, a committee of creditors or equity security holders, or an indenture trustee, may file their own plan of reorganization for the Debtors.

         After a plan of reorganization has been filed with the Bankruptcy Court, the plan, along with a disclosure statement approved by the Bankruptcy Court, will be sent to impaired creditors and equity security holders for acceptance. Following the solicitation period, the Bankruptcy Court will consider whether to confirm the plan. In order to confirm a plan of reorganization, the Bankruptcy Court, among other things, is required to find that (i) with respect to each impaired class of creditors and equity security holders, each holder in such class will, pursuant to the plan, receive at least as much as such holder would receive in a liquidation, (ii) each impaired class of creditors and equity security holders has accepted the plan by the requisite vote (except as provided in the following sentence), and
(iii) confirmation of the plan is not likely to be followed by a liquidation or a need for further financial reorganization of the Debtors or any successors to the Debtors unless the plan proposes such liquidation or reorganization. If any impaired class of creditors or equity security holders does not accept a plan and assuming that all of the other requirements of the Bankruptcy Code are met, the proponent of the plan may invoke the "cram down" provisions of the Bankruptcy Code. Under these provisions, the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors or equity security holders if certain requirements of the Bankruptcy Code are met. These requirements may, among other things, necessitate payment in full for senior classes of creditors before payment to a junior class can be made. A "cram down" as well as other potential plans of reorganization likely will result in holders of the Company's Common Stock receiving no value for their interests. Because of such possibilities, the value of the Company's Common Stock is highly speculative.

STORE FORMATS

         The Company operates stores under three different formats. The formats utilized by the Company are described below.

         VALUE FORMAT. The Company's value stores are designed to attract value conscious customers through a combination of low prices, good customer service, and a broad range of product offerings. Approximately 103 of the Company's 149 stores are operated under the value format. Six of the value stores are Supercenters. The Company's value stores are operated under the names Food World and FoodMax.

         Food World. The Company operates 72 stores under the Food World name. These stores are designed to appeal to a broad range of customers. With a primary emphasis on value, these stores offer low prices along with an extensive variety of name-brand merchandise and specialty departments. Food World stores are promoted through television, newspaper, and radio advertising. The average size of the Company's Food World stores is approximately 44,000 square feet.

         FoodMax. The Company operates 31 stores under the FoodMax name. These stores emphasize low prices and an extensive product selection while achieving low overhead through reduced staffing. The average size of the Company's FoodMax stores is approximately 45,000 square feet.

         COMBINATION FORMAT. The Company's combination format consists of approximately 25 stores, including five Supercenter stores, operating under the name

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

         NEIGHBORHOOD FORMAT. The Company's neighborhood format consists of approximately 21 stores primarily operating under the name Food Fair. The neighborhood stores generally are smaller than the Company's other supermarkets and emphasize friendly service and promotional pricing. These stores are designed to operate with lower overhead and competitive pricing in suburban neighborhoods and towns that will not support the volume necessary for a large supermarket. The Company advertises its neighborhood stores primarily through direct mail and weekly advertised specials. The average size of these stores is approximately 29,000 square feet.

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

         The following table sets forth additional information concerning changes in the Company's store base for the fiscal years ended January 27, 1996, February 1, 1997, January 31, 1998, and January 30, 1999:

                                               Transition         Fiscal          Fiscal          Fiscal
                                                 Period            Year            Year            Year
                                             ---------------- ---------------- -------------- ---------------
                                                  1996             1996            1997            1998
                                             ---------------- ---------------- -------------- ---------------

Beginning of period.....................           252              254             218            196
  Opened................................             3                2               4              0
  Acquired..............................             0               10               0              4
  Closed or Sold........................             1               48              26             51
                                                   ---              ---             ---            ---
End of period...........................           254              218             196            149
                                                   ===              ===             ===            ===

Remodels................................             3               13              15              4

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

PRIVATE LABEL PROGRAM

         The Company offers approximately 2,000 items through its private label program, including approximately 200 new private label products introduced by the Company during the fiscal year ended January 30, 1999. Private label products traditionally have been offered by the Company under the Staff (dry groceries), Four Winds Farm (dairy and perishables), Pharm (health and beauty care products), and Bay Harbor (frozen seafood) brand names. During the fiscal year ended January 31, 1998, the Company began using Southern Home as the primary name for its private label products. Approximately 85% of the Company's private label products currently use the name Southern Home. The Company plans to introduce new private label products under the Southern Home name and to convert existing private label products to this name. Gross margins on private label goods are higher than on national brands. Private label products are available for sale at each of the Company's different formats.

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

         In recent years, the Company has faced increased competitive pressure in all of its geographic markets, including Alabama where the Company has historically been the single largest supermarket chain. The Company's principal competitors include Wal-Mart, Winn Dixie, Bi-Lo, Delchamps, Kroger, Publix, and Food Lion. Many of the

Company's competitors have significantly greater financial resources than the Company. During the last three years, the Company's competitors have opened a significant number of new stores in market areas served by the Company. The increased competition faced by the Company was a major factor in the deterioration of the Company's operating performance during the fiscal year ended January 31, 1998. This deterioration, among other things, resulted in the commencement of the Chapter 11 Cases.


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

         The Company traditionally has purchased merchandise from a large number of third party suppliers. Although some merchandise is delivered directly by suppliers to the Company's stores, most merchandise is delivered to the Company's distribution facility where it is sorted, stored and then shipped by the Company to its stores. Each store submits orders to the Company's distribution facility through a centralized processing system, and merchandise normally is received by the stores on the same day or the next day. Merchandise is delivered from the distribution facility through a leased fleet of 96 tractors, 152 refrigerated trailers, and 119 dry trailers. Virtually all of the Company's stores are located within a 300-mile radius of the Birmingham distribution facility.

         On April 21, 1998, the refrigeration equipment in the Company's distribution facility was damaged as the result of an accident that caused a leak of refrigeration gas and a fire in the distribution facility's compressor room. The refrigeration equipment was not operational between April 21, 1998 and May 24, 1998. During the period when the refrigeration equipment was out-of-service, the Company was not able to supply its stores with perishable merchandise from the Company's distribution facility. The Company made temporary arrangements with third party suppliers and distributors to supply the Company's stores with perishable merchandise during this period. The Company, however, was not able to maintain adequate levels of perishable inventories in its stores while the refrigeration equipment in the Company's distribution facility was out-of-service. The reduction in store-level perishable inventories resulted in a loss of customers and sales. The Company recovered $19.7 million from its insurance carriers to reimburse the Company for (i) the cost of repairing or replacing the damaged equipment, (ii) business interruption losses resulting from the Company's inability to receive or ship perishable merchandise from the Company's distribution facility, and (iii) the additional expenses incurred by the Company to ensure that the Company's stores continued to be supplied with perishable merchandise. The Company believes that it recovered substantially all of its documented losses attributable to the accident in the Company's distribution facility.


EMPLOYEE AND LABOR RELATIONS

         The Company is one of the leading private employers in Alabama. As of January 30, 1999, the Company employed approximately 12,700 persons, of whom approximately 55% were full-time employees and approximately 45% were part-time employees. Approximately 11,600 of the Company's employees are assigned to supermarkets, approximately 825 work in the Company's distribution facility, and approximately 275 are employed in the Company's business office. Approximately 89% of the Company's employees are paid on an hourly basis, and the remaining employees are salaried. The Company currently employs, on average, 78 employees in each store.

         Approximately 80% of the Company's employees are represented by unions under various collective bargaining agreements. The Company is currently a party to a number of separate collective bargaining agreements with affiliates of either the United Food and Commercial Workers Union or the Retail, Wholesale and Department Store International Union. The agreements generally are negotiated in three- or four-year cycles. Pursuant to the collective bargaining agreements, the Company contributes to various union-sponsored multi-employer pension plans. In general, the Company believes that its relationships with its employees are good.

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

         During the fiscal year ended January 31, 1998, the Company and Piggly Wiggly Company mutually agreed to terminate a franchise agreement under which the Company had the right to operate stores under the "Piggly Wiggly" name in certain areas of central and southern Georgia. All stores previously operated under the "Piggly Wiggly" name were renamed "FoodMax".

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


ITEM 2.  PROPERTIES

         As of April 23, 1999, the Company operated a total of 149 supermarkets, of which 108 were located in Alabama, 27 in Georgia, 10 in Florida, and four in Mississippi. In addition, the Company operates eight liquor stores located adjacent to Food World stores in Florida. The table below sets forth the supermarkets operated by the Company and the average square footage for each supermarket:

                                                  Number                  Average
                                                of Stores              Square Footage
                                                ---------              --------------
        Value Format:
               Food World                                72                44,000
               FoodMax                                   31                45,000
                                             --------------
               Subtotal                                 103
                                             --------------

        Combination Format:
               Bruno's                                   25                53,000
                                             --------------

        Neighborhood Format:
               Food Fair                                 19                29,000
               Other                                      2                41,000
                                             --------------
               Subtotal                                  21
                                             --------------

                      Total                             149
                                             ==============

         The Company owns the real property on which 52 of its 149 supermarkets are located. In addition, the real property on which five stores are located is owned by a joint venture between a subsidiary of the Company and Metropolitan Life Insurance Company. The joint venture leases such stores back to the Company and its subsidiaries. The Company also owns a number of sites that can be used for future store and warehouse development, as well as certain non-operating real estate assets.

         The Company leases the property on which 97 of its 149 stores are located under standard commercial leases that generally obligate the Company to pay its proportionate share of real estate taxes, common area maintenance charges and insurance costs. In addition, such leases generally provide for the Company to pay a base monthly rent plus additional rent based on a percentage of sales when sales from the store exceed a certain dollar amount. Generally these leases are long-term, with one or more renewal options. SEE "LONG-TERM LEASES" IN NOTE 9 OF THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. The Company owns the fixtures and equipment in each leased location and has made various leasehold improvements to the store sites. As a result of the Chapter 11 Cases, the Company has the right to reject unexpired leases of real property. As of April 23, 1999, the Company had rejected or sought authority to reject approximately 46 real property leases. SEE PART 1, ITEM 1 OF THIS FORM 10-K REPORT UNDER THE CAPTION "PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE."

         The Company operates a warehouse, distribution center and office complex consisting of approximately 1.4 million square feet located in the Oxmoor West Industrial Park in Birmingham, Alabama. The property on which this complex is located consists of approximately 130 acres, including approximately 10 acres of currently undeveloped land. The Company owns this property subject to a lease-bond financing arrangement with the Industrial Development Board of the City of Birmingham.

         The Company believes that its properties are well maintained, are in good operating condition, and are suitable and adequate for operating the Company's business.


ITEM 3.  LEGAL PROCEEDINGS

CHAPTER 11 CASES

         The Company and its 11 subsidiaries commenced the Chapter 11 Cases on February 2, 1998. Additional information relating to the Chapter 11 Cases is set forth in PART 1, ITEM 1 OF THIS FORM 10-K REPORT UNDER THE CAPTION "PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE" AND IN NOTE 2 OF THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNDER THE CAPTION "PROCEEDINGS UNDER CHAPTER 11". Such information is incorporated herein by reference.

LITIGATION FILED BY SNA, INC. AND A.B. REAL ESTATE, INC.

         On June 6, 1997, a lawsuit was filed against the Company in the Circuit Court for Jefferson County, Alabama (the "Alabama State Court") by SNA, Inc. ("SNA") and A.B. Real Estate, Inc. ("A.B. Real Estate"). The lawsuit was styled A.B. Real Estate, Inc. et. al. v. Bruno's, Inc., et al., Civil Action No. CV-97-3538. The complaint alleges that SNA and A.B. Real Estate are engaged in the business of developing and managing commercial real estate, that the Company had a contractual obligation to offer for sale and to sell grocery store sites to SNA and A.B. Real Estate and to lease such sites back from such entities, and that the Company's failure to perform its obligations constitutes a breach of contract and fraud within the meaning of Alabama law. The complaint seeks to recover compensatory and punitive damages from the Company in an unspecified amount. Following the commencement of the Chapter 11 Cases, the Company removed the lawsuit to the United States District Court for the Northern District of Alabama (the "Alabama District Court"). Pursuant to a standing order of the Alabama District Court, the lawsuit was referred to the United States Bankruptcy Court for the Northern District of Alabama (the "Alabama Bankruptcy Court"). SNA and A.B. Real Estate filed a motion to remand the lawsuit to the Alabama State Court. After extensive negotiations, the parties to the lawsuit have agreed that the lawsuit will be tried by a jury before the Alabama Bankruptcy Court. Accordingly, the lawsuit is now pending in the Alabama Bankruptcy Court under the style A.B. Real Estate, Inc. et. al. v. Bruno's Inc., et. al, Adversary Proceeding No. 98 - 00064. Pursuant to the agreement among the parties, a stipulation and agreement was filed in the Bankruptcy Court in which the Chapter 11 Cases are pending to modify the automatic stay resulting from the commencement of the Chapter 11 Cases to the extent necessary to allow the prosecution of the lawsuit by a jury trial before the Alabama Bankruptcy Court. The parties to the lawsuit are currently involved in discovery proceedings. The Company believes that it has meritorious defenses to the allegations contained in the complaint and intends to defend this lawsuit vigorously. If the plaintiffs in the lawsuit ultimately are successful in obtaining a judgment against the Company, they will have a general unsecured claim against the Company that will be paid in accordance with the terms of the plan of reorganization ultimately confirmed by the Bankruptcy Court in which the Chapter 11 Cases are pending.

OTHER LEGAL PROCEEDINGS

         The Company also is a party to various legal and taxing authority proceedings incidental to its business. In the opinion of management, these proceedings will not have a material adverse effect on the Company's financial position, results of operations or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the last quarter of the fiscal year ended January 30, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Each of the executive officers of the Company as of the date hereof was elected to serve until the next annual meeting of the Board of Directors of the Company or until his or her successor is elected and qualified:

                                                                                                         Position
       Name                         Age                  Office                                         Held Since
       ----                         ---                  ------                                         ----------

James A. Demme                      58      Chairman of the Board and Chief Executive Officer         September 1997
                                                 and President

Bruce A. Efird                      40      Senior Vice President - Merchandising                     February 1998

Walter M. Grant                     54      Senior Vice President, General Counsel                    June 1996
                                                 and Secretary

Laura Hayden                        41      Senior Vice President - Human Resources                   July 1996

Arthur B. McCarter                  48      Senior Vice President and Chief                           April 1999
                                                 Financial Officer

William D. Shoemaker                46      Senior Vice President - Operations                        February 1999

Steve Slade                         48      Senior Vice President - Marketing                         February 1998


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

         Mr. Grant was elected to the office of Senior Vice President, General Counsel and Secretary of the Company in June 1996. He served as Senior Vice President, General Counsel and Secretary of The Actava Group Inc. (formerly named Fuqua Industries,

Inc.), a diversified consumer products company, from July 1993 through June 1996 and as Senior Vice President and General Counsel for the North American operations of Smith & Nephew plc, an international health care company, from October 1991 through June 1993. Prior to October 1991, Mr. Grant served as Vice President, General Counsel and Secretary of Contel Corporation, a telecommunications company.

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

         Mr. McCarter was elected Senior Vice President and Chief Financial Officer of the Company in April 1999. He served as Vice President and Controller of the Company from March 1997 to April 1999. Prior to joining the Company, Mr. McCarter served as Executive Vice President of NVS, Inc., a retail craft chain, from December 1995 until March 1997. From February 1995 until December 1995, Mr. McCarter served as Chief Financial Officer of Marvin's, Inc., a home center retail chain located in Trussville, Alabama. Mr. McCarter served as Chief Financial Officer and Treasurer of Replacements, Ltd., a retailer of discontinued fine china, crystal and flatware, from August 1991 until February 1995.

         Mr. Shoemaker was elected to the office of Senior Vice President - Operations of the Company in February 1999. He has been an employee of the Company for 30 years. Prior to February 1999, Mr. Shoemaker had served as Vice President of Operations since 1992.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded in the over-the-counter market, in the "pink sheets" published by the National Quotation Bureau, and is listed on the OTC Bulletin Board under the symbol BRNOQ. The market for the Company's Common Stock must be characterized as a limited market due to the relatively low trading volume and the small number of brokerage firms acting as market makers. The following table sets forth, for the periods indicated, certain information with respect to the high and low bid quotations for the Common Stock as reported by a market maker for the Company's Common Stock. The quotations represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions

                                  For Fiscal Year Ended January 30, 1999
                                  --------------------------------------

                                   High Bid                  Low Bid
                                   --------                  -------
First Quarter                      2 15/16                   11/16
Second Quarter                     1 17/32                   23/32
Third Quarter                      1  1/32                    7/32
Fourth Quarter                     2  1/32                   13/32


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

         As of April 23, 1999, there were approximately 25,507,982 shares of the Company's Common Stock issued and outstanding held by approximately 4,000 holders of record, including shares held of record by brokerage firms and clearing corporations on behalf of their customers.

         The Company did not declare or pay any cash dividends on the Common Stock during the fiscal years ended January 31, 1998 and January 30, 1999, and the Company does not contemplate the declaration of dividends on the Common Stock in the foreseeable future. The Company's debt agreements, including the Company's 10 1/2% Senior Subordinated Notes due 2005 and the debtor-in-possession financing facility entered into by the Company in connection with the Chapter 11 Cases, restrict the payment of dividends on the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                         BRUNO'S, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)

                             SELECTED FINANCIAL DATA
           (Amounts in Thousands, Except Share and Per Share Amounts)

                                                                            FISCAL YEAR ENDED
                                        -----------------------------------------------------------------------------------------
                                        JANUARY 30,      JANUARY 31,    FEBRUARY 1,     JANUARY 27,       JULY 1,      JULY 2,
                                           1999             1998           1997            1996            1995         1994
                                        (52 WEEKS)       (52 WEEKS)     (53 WEEKS)      (52 WEEKS)      (52 WEEKS)    (52 WEEKS)
                                        -----------------------------------------------------------------------------------------
                                                                                      (UNAUDITED) (1)
SELECTED INCOME STATEMENT DATA:
Net sales.............................  $ 1,883,227     $ 2,560,271     $ 2,899,044     $ 2,891,076     $2,869,569    $ 2,834,688
                                        -----------     -----------     -----------     -----------     ----------    -----------
Costs and expenses:
   Cost of products sold..............    1,478,453       1,992,323       2,211,153       2,224,975      2,196,556      2,185,587
   Store operating, selling and
      administrative expenses.........      396,388         521,752         548,210         583,149        544,936        512,063
   Depreciation and amortization......       50,979          61,014          55,911          57,328         54,031         52,343
   Interest expense, net..............        3,385          88,659          83,794          51,645         20,784         15,925
   Loss on divestiture of stores......           --          31,877          80,188              --             --             --
   Impairment of long-lived assets....           --          27,438              --          35,411             --             --
   Reorganization items, net..........        8,420              --              --              --             --             --
   Merger expenses....................           --              --              --          29,610             --             --
   Gain on sale of Seessel's..........       (1,959)        (16,581)             --              --             --             --
                                        -----------     -----------     -----------     -----------     ----------    -----------
                                          1,935,666       2,706,482       2,979,256       2,982,118      2,816,307      2,765,918
                                        -----------     -----------     -----------     -----------     ----------    -----------
Income (loss) before income taxes
   (benefit) and extraordinary items..      (52,439)       (146,211)        (80,212)        (91,042)        53,262         68,770
Provision for income taxes (benefit)..           --           7,792         (30,697)        (20,107)        19,920         28,189
                                        -----------     -----------     -----------     -----------     ----------    -----------
   Income (loss)
      before extraordinary items......      (52,439)       (154,003)        (49,515)        (70,935)        33,342         40,581
Extraordinary items, net..............           --          (1,900)         (1,674)         (4,902)            --         (3,288)
                                        -----------     -----------     -----------     -----------     ----------    -----------
         Net income (loss)............  $   (52,439)    $  (155,903)    $   (51,189)    $   (75,837)    $   33,342    $    37,293
                                        ===========     ===========     ===========     ===========     ==========    ===========

                                                                            FISCAL YEAR ENDED
                                         --------------------------------------------------------------------------------------
                                          JANUARY 30,    JANUARY 31,    FEBRUARY 1,    JANUARY 27,      JULY 1,      JULY 2,
                                             1999           1998           1997           1996           1995         1994
                                          (52 WEEKS)     (52 WEEKS)     (53 WEEKS)     (52 WEEKS)     (52 WEEKS)    (52 WEEKS)
                                         --------------------------------------------------------------------------------------
                                                                                     (UNAUDITED) (1)
Income (loss) per basic
  and diluted common share:
    Income (loss) before
      extraordinary items..............  $     (2.06)   $     (6.07)   $     (1.97)   $     (1.31)   $      0.43   $      0.52
    Extraordinary items, net...........         0.00          (0.08)         (0.06)         (0.09)          0.00         (0.04)
                                         -----------    -----------    -----------    -----------    -----------   -----------
       Net income (loss)...............  $     (2.06)   $     (6.15)   $     (2.03)   $     (1.40)   $      0.43   $      0.48
                                         ===========    ===========    ===========    ===========    ===========   ===========

   Cash dividends per common share.....  $        --    $        --    $        --    $        --    $      0.26   $      0.24
                                         ===========    ===========    ===========    ===========    ===========   ===========

Weighted average number of
   common and equivalent shares
   outstanding - basic and diluted.....   25,507,982     25,365,440     25,183,559     54,139,503     77,571,000    78,088,000
                                         ===========    ===========    ===========    ===========    ===========   ===========


SELECTED BALANCE SHEET DATA
  (END OF PERIOD):
     Cash and cash equivalents.........  $    65,953    $     2,888    $     4,908    $    57,387    $    25,916   $    30,259
     Working capital (deficiency)......      179,075          8,391           (816)        65,713        141,420       174,392
     Property and equipment, net.......      270,186        377,670        466,997        491,664        516,374       540,139
     Total assets......................      606,682        622,965        791,431        873,149        895,641       927,208
     Long-term debt and capitalized
        lease obligations..............        6,276        870,536        826,137        852,186        219,561       296,460
     Liabilities subject to compromise.      996,363             --             --             --             --            --
     Shareholders' investment
        (deficiency in net assets).....     (537,342)      (485,049)      (330,149)      (281,343)       429,814       421,354

(1) In December 1995, the Company elected to change its fiscal year end to the Saturday closest to January 31 from the Saturday closest to June 30 in order to be consistent with the predominant practice in the Company's industry. The change of fiscal year resulted in a transition period of 30 weeks beginning July 2, 1995 and ending January 27, 1996. In order to make the Selected Financial Data table more meaningful, the Company has elected to present an unaudited 52 week period ending January 27, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in Thousands)

RESULTS OF OPERATIONS

     The following income statement information for the fifty-two week periods ended January 30, 1999 and January 31, 1998 and the fifty-three week period ended February 1, 1997 is presented in connection with Management's Discussion and Analysis of Financial Condition and Results of Operations:

                                             JANUARY 30, 1999             JANUARY 31, 1998             FEBRUARY 1, 1997
                                                (52 WEEKS)                   (52 WEEKS)                   (53 WEEKS)
                                         ----------------------       ----------------------       ----------------------
                                           AMOUNT           %           AMOUNT           %           AMOUNT           %
                                         ----------      ------       ----------      ------       ----------      ------
Net sales                                $1,883,227      100.00%      $2,560,271      100.00%      $2,899,044      100.00%
Cost of products sold                     1,478,453       78.51        1,992,323       77.82        2,211,153       76.27
                                         ----------      ------       ----------      ------       ----------      ------
Gross profit                                404,774       21.49          567,948       22.18          687,891       23.73

Store operating, selling,
  and administrative expenses               396,388       21.05          521,752       20.38          548,210       18.91
                                         ----------      ------       ----------      ------       ----------      ------
EBITDA *                                      8,386        0.45           46,196        1.80          139,681        4.82

Depreciation and amortization                50,979        2.71           61,014        2.38           55,911        1.93
Interest expense, net                         3,385        0.18           88,659        3.46           83,794        2.89
Loss on divestiture of stores                    --          --           31,877        1.25           80,188        2.77
Impairment of long-lived assets                  --          --           27,438        1.07               --          --
Reorganization items                          8,420        0.45               --          --               --          --
Gain on sale of Seessel's                    (1,959)      (0.10)         (16,581)      (0.65)              --          --
                                         ----------      ------       ----------      ------       ----------      ------

Loss before income taxes (benefit)          (52,439)      (2.78)        (146,211)      (5.71)         (80,212)      (2.77)

Provision (benefit) for income taxes             --          --            7,792        0.30          (30,697)      (1.06)
                                         ----------      ------       ----------      ------       ----------      ------
Loss before extraordinary items             (52,439)      (2.78)        (154,003)      (6.02)         (49,515)      (1.71)

Extraordinary items, net                         --          --           (1,900)      (0.07)          (1,674)      (0.06)
                                         ----------      ------       ----------      ------       ----------      ------
Net loss                                 $  (52,439)      (2.78)      $ (155,903)      (6.09)      $  (51,189)      (1.77)
                                         ==========      ======       ==========      ======       ==========      ======


* EBITDA - For purposes of this document, EBITDA is defined as net sales reduced by cost of product sold and store operating, selling and administrative expenses. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. EBITDA, however, should not be construed as an alternative to net income as a measure of a company's operating results or to cash flow as a measure of liquidity. This methodology may not be consistent with a similarly captioned item presented by other companies.

GENERAL

         As of January 30, 1999, the Company operated a chain of 149 supermarkets and combination food and drug stores. The Company also operated eight retail liquor stores located in the Florida panhandle. The Consolidated Statements of Operations include the fifty-two week fiscal years ended January 30, 1999 and January 31, 1998 and the fifty-three week fiscal year ended February 1, 1997.

         On February 2, 1998, the Company and its 11 subsidiaries each filed a petition for reorganization under chapter 11 of title 11 of the Bankruptcy Code. The Chapter 11 Cases have been procedurally consolidated for administrative purposes. The Company and its subsidiaries are currently operating their businesses and managing their properties as debtors-in-possession pursuant to the Bankruptcy Code. Both before and after the commencement of the Chapter 11 Cases, the Company has taken steps to restructure its operations and to improve profitability. These steps include but are not limited to implementing price reduction strategies, improving inventory levels in the Company's stores, selling excess properties, and continuing to analyze and review the Company's market strategy, geographic positioning, and store level return on assets. As a result of this review, the Company sold or closed 48 stores during the fiscal year ended January 30, 1999. These transactions are described below under the heading "DIVESTITURES - FISCAL YEAR ENDED JANUARY 30, 1999". The Company may consider the sale or closure of additional stores that do not fall within the Company's market strategy or geographic positioning or that do not perform at or above the Company's expected store level return on assets.

         On April 21, 1998, the refrigeration equipment in the Company's distribution facility was damaged as the result of an accident that caused a leak of refrigeration gas and a fire in the distribution facility's compressor room. The refrigeration equipment was not operational between April 21, 1998 and May 24, 1998. During the period when the refrigeration equipment was out-of-service, the Company was not able to supply its stores with perishable merchandise from the Company's distribution facility. The Company made temporary arrangements with third party suppliers and distributors to supply the Company's stores with perishable merchandise during this period. The Company, however, was not able to maintain adequate levels of perishable inventories in its stores while the refrigeration equipment in the Company's distribution facility was out-of-service. The reduction in store-level perishable inventories resulted in a loss of customers and sales. The Company recovered $19.7 million from its insurance carriers to reimburse the Company for (i) the cost of repairing or replacing the damaged equipment, (ii) business interruption losses resulting from the Company's inability to receive or ship perishable merchandise from the Company's distribution facility, and (iii) the additional expenses incurred by the Company to ensure that the Company's stores continued to be supplied with perishable merchandise. The Company believes that it recovered substantially all of its documented losses attributable to the accident in the Company's distribution facility.

DIVESTITURES  -- FISCAL YEAR ENDED JANUARY 30, 1999

         On July 30, 1998, the Company entered into an agreement to sell 15 stores, including one new store that had not commenced business, to Albertson's. Eleven of the stores are located in the Nashville, Tennessee market area, and four are located in the Chattanooga, Tennessee market. The agreement originally established the purchase price for the assets to be sold at $34.4 million plus the value of the store-level inventory. Following the execution of the agreement, the Bankruptcy Court established procedures to allow other interested parties to make competing offers for the 15 stores. As a result of this process, on August 13, 1998, the original purchase price of $34.4 million was increased to $35.9 million with all other terms remaining substantially the same. The sale of the 15 stores to Albertson's was consummated on August 24, 1998. In addition to selling the 15 stores to Albertson's, the Company granted to Albertson's an option to purchase the real property on which three of the stores are located for $11.5 million. Albertson's exercised its option on August 24, 1998, and this transaction was consummated on September 23, 1998. The sale of the stores and real property to Albertson's resulted in a net gain recorded in the quarter ended October 31, 1998 of $16.2 million, which includes reorganization income, net, of $18.3 million offset by inventory markdowns of $2.1 million reflected as a special charge in cost of products sold.

         Between August and December of 1998, the Company closed 20 stores consisting of 10 stores in Alabama, five in Florida, three in Mississippi and two in Georgia. During the quarter ended August 1, 1998, the Company recorded estimated losses of $21.4 million associated with these store closings. The Company subsequently agreed with certain landlords of stores that had been closed to transfer and assign store equipment and fixtures to such landlords in exchange for termination of the leases between the Company and such landlords. As a result of these agreements, no provision for lease rejection damages was required in connection with the termination of the leases for these stores. Accordingly, the Company reduced the estimated loss on the store closures by $4.0 million. Included in the total estimated loss, as revised, of $17.4 million were $13.6 million of reorganization charges recorded to cover (i) the reduction of fixed assets to net realizable value in the closed stores and (ii) the anticipated liability for remaining store costs such as rent and employee costs, among other things. The remaining $3.8 million relates to inventory markdowns reflected as a special charge in cost of products sold. The Company, with the approval of the Bankruptcy Court, has sold the real property and the improvements thereon on which three of the 20 closed stores are located.

         In January 1999, the Company closed an additional 14 stores consisting of six stores in Alabama, five in Georgia and three in Florida. In the fourth quarter ended January 30, 1999, the Company recorded estimated losses of $16.9 million associated with the scheduled sale or closure of the 14 stores. Included in the estimated losses were $13.4 million of reorganization charges recorded to cover (i) the reduction of fixed assets to net realizable value in the closed stores and (ii) the anticipated liability for remaining store costs such as rent and employee costs, among other things. The remaining $3.5 million relates to inventory markdowns reflected as a special charge in cost of products sold.

ACQUISITIONS AND DIVESTITURES -- FISCAL YEAR ENDED JANUARY 31, 1998

         On January 13, 1998, the Company entered into an agreement to sell Seessel's, a wholly owned subsidiary of the Company, to Albertson's for $88.0 million subject to a purchase price adjustment based on changes in Seessel's working capital from a predetermined date. The transaction was consummated on January 30, 1998 and a gain of $16.6 million was recorded during the fiscal year ended January 31, 1998. The gain was net of an estimated purchase price decrease of $8.4 million. During the fiscal year ended January 30, 1999, the Company and Albertson's agreed that the purchase price decrease would be $6.5 million resulting in an additional gain on the sale of Seessel's of $1.9 million, which is reflected in "Gain on Sale of Seessel's" in the accompanying Consolidated Statements of Operations. Because the sale of Seessel's was consummated prior to the commencement of the Chapter 11 Cases, the $6.5 million purchase price adjustment is included in liabilities subject to compromise in the accompanying Consolidated Balance Sheet.

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

         The stores operated by Seessel's and the 13 stores sold to Ingles generated approximately $310.0 million in sales and an immaterial amount of EBITDA (as defined on page 17) during the fiscal year ended January 31, 1998.

         On January 26, 1998, the Company entered into an agreement to purchase four stores in Alabama from Delchamps. This transaction was consummated on February 17, 1998. During the fiscal year ended January 30, 1999, the Company closed three of its stores and relocated those stores into three of the stores purchased from Delchamps. The Company increased its closed store accrual by $5.2 million during the fiscal year ended January 31, 1998 to reflect the estimated loss on closing the three stores.


ACQUISITIONS AND DIVESTITURES -- FISCAL YEAR ENDED FEBRUARY 1, 1997

         During the fiscal year ended February 1, 1997, the Company developed and completed a divestiture program under which the Company closed its distribution center located in Vidalia, Georgia and sold or closed 47 stores, including 37 stores in Georgia, five stores in South Carolina, two stores in Florida, two stores in Alabama, and one store in Mississippi. The Company sold 29 of the 47 stores to various purchasers and received proceeds of $20.1 million ($12.5 million for fixed assets and $7.6 million for counted inventory). The remaining 18 stores and the Vidalia distribution center were closed. The accompanying consolidated statement of operations for the fiscal year ended February 1, 1997 includes a loss on divestiture of stores of $80.2 million for costs associated with the divestiture program. This amount consists of a $55.0 million loss on the disposal of fixed assets and intangibles (of which $5.6 million was a reduction of goodwill), $18.5 million in future rental payments, $6.7 million in severance costs, professional fees and other miscellaneous expenses, and $8.4 million in inventory markdowns reflected as a special charge in cost of products sold.

         In addition, the Company in December 1996 acquired Seessel's, which owned and operated eight supermarkets in Memphis, Tennessee and two supermarkets in Northern Mississippi.


SPECIAL ITEMS -- FISCAL YEAR ENDED JANUARY 30, 1999

         During the fiscal year ended January 30, 1999, the Company recorded special charges of $9.5 million reflected in cost of products sold in connection with the sale or closure of 48 stores as discussed above under the heading "DIVESTITURES - FISCAL YEAR ENDED JANUARY 30, 1999".

         In addition, the Company recorded an additional gain of $1.9 million during the fiscal year ended January 30, 1999 relating to the sale of Seessel's as the result of the agreement with Albertson's on the amount of the purchase price adjustment as described above under the heading "ACQUISITIONS AND DIVESTITURES - FISCAL YEAR ENDED JANUARY 31, 1998."


IMPAIRMENT AND OTHER SPECIAL ITEMS -- FISCAL YEAR ENDED JANUARY 31, 1998

         During the fiscal year ended January 31, 1998, the Company recorded $73.2 million in impairment and other special items which impact six separate lines of the consolidated statements of operations.

         The Company recognized $27.4 million of impairment charges during the fiscal year ended January 31, 1998 consisting of (i) a $6.8 million reduction in the carrying value of operating stores based on estimates of the projected future cash flows from such stores, (ii) a $3.2 million write-off of franchise rights and signage relating to the termination of the franchise agreement between the Company and Piggly Wiggly Company, (iii) a $12.2 million reduction in the carrying value of certain of the Company's excess properties based on professional appraisals of the current fair market values of such properties, and (iv) a $5.2 million write-off of assets no longer being utilized.

         The Company recognized losses of $31.9 million during the fiscal year ended January 31, 1998 on the divestiture of 13 stores in Georgia and the closure of five additional stores.

         The provision for cost of products sold for the fiscal year ended January 31, 1998 includes $7.8 million of special charges consisting primarily of retail markdowns of store level inventories required to implement the Company's new price reduction program.

         Selling, general and administrative expenses for the fiscal year ended January 31, 1998 include $14.8 million of special charges consisting of (i) a $4.0 million increase to general liability insurance reserves to reflect better estimates of the ultimate actuarial liability for certain claims incurred between 1988 and 1995, (ii) a $2.9 million charge to provide for certain personnel related matters including the severance arrangement with the former Chief Executive Officer and the signing bonus and various fees and expenses associated with the hiring of the new Chief Executive Officer, (iii) $1.6 million in charges related to the preparation for the Chapter 11 Cases, and (iv) $6.3 million in other charges.

         The provision for income taxes for the fiscal year ended January 31, 1998 represents an increase of $7.8 million in the valuation allowance to reserve fully for the Company's net deferred tax assets at January 31, 1998. SEE "INCOME TAXES" IN NOTE 5 OF THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

         On January 30, 1998, the Company sold all of the outstanding common stock of Seessel's to Albertson's for $88.0 million subject to a purchase price adjustment based on changes in Seessel's working capital from a predetermined date. A gain of $16.6 million was recorded on the sale.


SPECIAL ITEMS - FISCAL YEAR ENDED FEBRUARY 1, 1997

         During the fiscal year ended February 1, 1997, the Company recorded special charges of $8.4 million in cost of products sold as discussed above under the heading "ACQUISITIONS AND DIVESTITURES - FISCAL YEAR ENDED FEBRUARY 1, 1997."


COMPARISON OF OPERATIONS FOR THE FIFTY-TWO WEEK PERIOD ENDED JANUARY 30, 1999 TO THE FIFTY-TWO WEEK PERIOD ENDED JANUARY 31, 1998

NET SALES

         Net sales decreased $677.0 million in the fiscal year ended January 30, 1999 as compared to the fiscal year ended January 31, 1998. Approximately $310.0 million of the decrease was due to the reduction in the number of stores operated by the Company as a result of the divestitures described above under the heading "ACQUISITIONS AND DIVESTITURES --FISCAL YEAR ENDED JANUARY 31, 1998". Approximately $140 million of the decrease was due to the sale of stores to Albertson's and the closure of 19 additional stores as described above under the heading "DIVESTITURES -- FISCAL YEAR ENDED

JANUARY 30, 1999". Comparable store sales (which exclude sales from stores which have been sold or closed) for the fiscal year ended January 30, 1999 decreased by 10.0 % from the prior year due in part to increased competitive activity in the Company's trade areas. Other factors that may have contributed to the decrease in comparable store sales include the disruption caused by the commencement of the Chapter 11 Cases and the accident which occurred in the Company's distribution center on April 21, 1998. As a result of the distribution center accident, the Company was not able to supply its stores with perishable merchandise from the Company's distribution center from April 21, 1998 through May 24, 1998. Although the Company made temporary arrangements for perishable merchandise with third party suppliers and distributors, the Company was not able to maintain adequate levels of perishable inventories at all times in its stores. The reduction in store-level perishable inventories resulted in a loss of customers and sales. In addition, the Company's sales continue to be affected by the loss of customers in 1997 due to increases in the Company's prices to levels that were not competitive, a reduced level of promotional activity, product shortages in the Company's stores resulting from distribution problems and efforts to control inventory, and reduced levels of customer service due to the Company's efforts to control payroll costs. The Company has adopted and implemented strategies to address the factors within the Company's control that have contributed to the decline in sales. There can be no assurance that these strategies will increase sales or will not otherwise have an adverse effect on the Company's business.

GROSS PROFIT

         Gross profit (net sales less cost of products sold) for the fiscal year ended January 30, 1999 was 21.5% compared to 22.2% for the prior year. Gross profit for both the fiscal year ended January 30, 1999 and the prior year was impacted by the special charges described above under the headings "SPECIAL ITEMS -- FISCAL YEAR ENDED JANUARY 30, 1999" AND "IMPAIRMENT AND OTHER SPECIAL ITEMS -- FISCAL YEAR ENDED JANUARY 31, 1998". For the fiscal year ended January 30, 1999, cost of products sold includes $9.5 million of special charges, and cost of products sold in the prior year includes $7.8 million of special charges. Excluding the impact of these special charges, gross profit was 22.0% compared to 22.5% in the prior year. The decrease in gross profit is due largely to (i) the fixed distribution and warehousing expenses and (ii) an adjustment of $4.3 million made during the fourth quarter of the fiscal year to revise the period of time during which amortization of deferred income from a vendor contract will be recognized.

STORE OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

         Store operating, selling, and administrative expenses as a percent of net sales were 21.1% for the fiscal year ended January 30, 1999 compared to 20.4% in the prior year. Included in prior year expenses were special charges of $14.8 million described above under the heading "IMPAIRMENT AND OTHER SPECIAL ITEMS -- FISCAL YEAR ENDED JANUARY 31, 1998". Excluding the impact of these special charges, prior year administrative expenses as a percent of net sales were 19.8%. The percentage increase is due largely to the impact of fixed costs on lower net sales.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)

EBITDA (as defined on page 17) decreased by $37.8 million for the fiscal year ended January 30, 1999 compared to the prior year. Excluding the impact of the special charges of $9.5 million and $22.7 million in the fiscal years ended January 30, 1999 and January 31, 1998, respectively, EBITDA decreased by $51.0 million. This decrease resulted primarily from the impact of lower net sales and lower gross profit as discussed above.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization for the fiscal year ended January 30, 1999 was $51.0 million compared to $61.0 million in the prior year. The decrease in depreciation and amortization resulted primarily from the sale of stores described under the headings "DIVESTITURES -- FISCAL YEAR ENDED JANUARY 30, 1999" and "ACQUISITIONS AND DIVESTITURES --FISCAL YEAR ENDED JANUARY 31, 1998".


INTEREST EXPENSE, NET

         As a result of the commencement of the Chapter 11 Cases, the Company ceased accruing interest on its short-term borrowings and long-term debt outstanding at January 31, 1998. Interest expense in the current year relates primarily to equipment owned under capital leases.


REORGANIZATION ITEMS

         Reorganization items represent expenses incurred by the Company resulting from the Chapter 11 Cases and specific to the reorganization process. For the fiscal year ended January 30, 1999, the Company recorded expense from reorganization items of $8.4 million. Reorganization items include (i) income of $18.3 million associated with the sale of 15 stores to Albertson's, (ii) charges of $27.0 million representing estimated losses associated with the sale or closure of 33 additional stores, (iii) income of $12.0 million related to excess amounts previously recorded for continuing rent obligations on stores closed in prior years as compared to amounts recorded as allowed claims for the rejected leases, (iv) charges of $12.0 million for professional fees and administrative items, (v) interest income of $1.5 million associated with the accumulation of cash and short-term investments subsequent to the filing of the Chapter 11 Cases, and (vi) charges of $1.2 million associated with the sale or valuation of certain assets.

INCOME TAXES

         Management believes it is unlikely that deferred tax assets created by losses during the fifty-two week period ended January 30, 1999 will be realized through future taxable income. Therefore, the Company has increased its valuation allowance, which was established during the prior year, to fully reserve the potential tax benefits resulting from these losses. As a result, the effective tax rate for the year-to-date period ended January 30, 1999 was zero.


COMPARISON OF OPERATIONS FOR THE FIFTY-TWO WEEK PERIOD ENDED JANUARY 31, 1998 TO THE FIFTY-THREE WEEK PERIOD ENDED FEBRUARY 1, 1997

NET SALES

         Net sales decreased $338.8 million, or 11.7%, to $2.560 billion in the fifty-two week fiscal year ended January 31, 1998 as compared to the fifty-three week fiscal year ended February 1, 1997. Approximately $20.0 million of this decrease was due to the reduction in the number of stores operated by the Company as a result of the stores that were sold or closed during the fiscal year ended February 1, 1997, partially offset by the increase in sales resulting from the acquisition of Seessel's. Comparable store sales decreased 8.6% from the prior year due primarily to increased competition in the Company's geographic markets. In addition to increased competition, the Company believes that other factors that may have contributed to the decrease in comparable store sales include a loss of customers due to increases in the Company's prices to levels that were not competitive, a reduced level of promotional activity compared to the prior year period, product shortages in the Company's stores resulting from distribution problems and efforts to control inventory, and reduced levels of customer service due to the Company's efforts to control payroll costs.

         The Company's store count decreased from 218 at February 1, 1997 to 196 at January 31, 1998. The change in store count resulted primarily from the closure in January 1998 of the 13 stores in Georgia sold to Ingles in March 1998 and the sale of the 10 Seessel's stores to Albertson's.

GROSS PROFIT

         Gross profit (net sales less cost of products sold) as a percentage of net sales for the fiscal year ended January 31, 1998 was 22.2% compared to 23.7% for the prior year. Gross profit for both years was reduced by the special charges described above under the headings "IMPAIRMENT AND OTHER SPECIAL ITEMS - FISCAL YEAR ENDED JANUARY 31, 1998" and "SPECIAL ITEMS - FISCAL YEAR ENDED FEBRUARY 1, 1997". Excluding the impact of the special charges, the decrease in gross profit as a percentage of net sales was the result of a number of factors, including promotional activity involving the Company's frequent shopper program, an increase in perishable shrinkage due to the general softness in sales, increased distribution and transportation expenses incurred to improve store inventory levels, and fixed charges incurred on lower net sales. The frequent shopper program, which was initiated during the fiscal year ended February 1, 1997, grants special discounts to customers with frequent shopper cards in an effort to increase customer loyalty and increase the amount of the Company's average transaction. As of

January 31, 1998, there were 94 stores offering the frequent shopper program. Excluding the impact of the special charges, gross profit as a percent of net sales was 22.5% for the fiscal year ended January 31, 1998 compared to 24.0% for the prior year.


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

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)

         EBITDA (as defined on page 17) decreased by $93.5 million for the fiscal year ended January 31, 1998 compared to the prior year. The decrease resulted from the factors discussed above. Excluding the special charges in the provisions for cost of goods sold and selling, general and administrative expenses, EBITDA decreased by $79.3 million to $68.8 million.

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


LOSS BEFORE INCOME TAXES (BENEFIT) AND EXTRAORDINARY ITEMS

         In the fiscal year ended January 31, 1998, the Company had a loss before income taxes (benefit) and extraordinary items of $146.2 million compared to a loss before income taxes (benefit) and extraordinary items of $80.2 million in the period ended February 1, 1997. The Company considers certain amounts described above under the headings "Impairment and Other Special Charges", "Gross Profit", "Store Operating, Selling and Administrative Expenses", "Depreciation and Amortization", and "Gain or Loss on Divestiture of Stores" to be special charges or credits to operations. Excluding these items (a net of $65.4 million for the fiscal year ended January 31, 1998 and $88.6 million for the fiscal year ended February 1, 1997), the Company would have had a loss before income taxes of $80.8 million for the fiscal year ended January 31, 1998 compared to income of $8.4 million in the prior year.


INCOME TAXES

         During the fiscal year ended January 31, 1998, the Company conducted an evaluation of the future realization of its net deferred tax assets. Based on the results of this evaluation, the Company recorded valuation allowances of $7.8 million (included within the income tax provision) to reflect the determination that these assets may not be realized. SEE "INCOME TAXES" IN NOTE 5 OF THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

          In the fiscal year ended February 1, 1997, the Company prepaid $65.0 million in principal on its then existing $475.0 million term loan facility. As a result of the prepayment, the related debt issuance costs of $1.7 million (net of tax of $1.0 million) were written off.


LIQUIDITY AND CAPITAL RESOURCES

         The Company and its subsidiaries are parties to a Revolving Credit and Guaranty Agreement dated as of February 2, 1998, as amended by the First Amendment thereto dated as of March 5, 1998, the Second Amendment thereto dated as of March 25, 1998, the Third Amendment thereto dated as of April 17, 1998, the Fourth Amendment thereto dated as of July 31, 1998, and the Fifth Amendment thereto dated as of October 31, 1998 (as so amended, the "Loan Agreement"). The lenders who are parties to the Loan Agreement include The Chase Manhattan Bank ("Chase"), as agent for itself and any other lenders party thereto. The Loan Agreement was entered into subsequent to the commencement of the Chapter 11 Cases and will terminate upon the earlier of consummation of a plan of reorganization in the Chapter 11 Cases, February 1, 2000, or the Prepayment Date (as such term is defined in the Loan Agreement). The Loan Agreement provides the Company with a revolving line of credit for loans and with letters of credit. The amount the Company is permitted to borrow under the Loan Agreement is dependent upon the level of the Company's inventory, real estate and claims from certain vendors. The Company has voluntarily reduced its maximum allowable borrowings under the Loan Agreement from $200 million to $100 million because the Company does not anticipate that it will need the additional borrowing capacity and because the reductions will decrease the fees paid by the Company under the Loan Agreement. The maximum permitted borrowings under the Loan Agreement include a subfacility of $32 million for the issuance of letters of credit. The Company will use all amounts borrowed under the Loan Agreement for its ongoing working capital needs and for other general corporate purposes of the Company and its subsidiaries. The Company's subsidiaries are also guarantors of the Company's obligations under the Loan Agreement.

         The Loan Agreement contains certain restrictive covenants which, among other things, require the Company to maintain a minimum cumulative EBITDA as measured at the end of each of the Company's fiscal periods. The restrictive covenants also limit the Company's capital expenditures and dividends and the ability of the Company to grant liens and incur additional indebtedness. The Fifth Amendment to the Loan Agreement, among other things, amended the minimum cumulative EBITDA and capital expenditure covenants contained in the Loan Agreement and established minimum cumulative EBITDA and capital expenditure covenants for the fiscal year ended January 29, 2000. As of January 30, 1999, the Company was in compliance with the covenants contained in the Loan Agreement as amended.

         As of January 30, 1999, the Company had no direct borrowings outstanding under the Loan Agreement but had utilized $8.0 million of its availability under the Loan Agreement to issue letters of credit. Total availability under the Loan Agreement at January 30, 1999 was $92.0 million. Trade payables owed to Participating Vendors (as defined in the Loan Agreement) in the aggregate amount of $16.3 million did not reduce the Company's availability under the Loan Agreement because the Company's borrowing base, as defined in the Loan Agreement, exceeded the $100 million limitation on borrowings under the Loan Agreement. The Company expects that its cash flow from operations and borrowings under the Loan Agreement will provide it with sufficient liquidity to conduct its operations while the Chapter 11 Cases are pending. The Company's long-term liquidity and the adequacy of the Company's capital resources cannot be determined until a plan of reorganization has been developed and confirmed in connection with the Chapter 11 Cases.

         Operating activities provided $13.8 million and used $101.0 million of cash during the fiscal years ended January 30, 1999 and January 31, 1998, respectively. The current year source of cash is largely due to non-payment of prepetition liabilities and contractual interest as a result of the Chapter 11 Cases. Offsetting this impact, the Company implemented a new buying philosophy of maintaining larger inventory levels at the distribution center in order to take advantage of volume discounts. Additionally, the Company paid amounts to vendors in advance in order to expedite delivery of inventory. In the prior year, the items most significantly influencing this change were the reduction in gross profit and an increase in inventory before consideration of divestitures and special charges.

         Cash flows provided by investing activities were $56.5 million and $62.3 million in the fiscal years ended January 30, 1999 and January 31, 1998, respectively.

Capital expenditures were $24.0 million for the fiscal year ended January 30, 1999 compared to $70.1 million in the prior year. The Company's capital expenditures were primarily related to the remodeling of four stores and investments in systems technology. Cash flows from investing activities for the fiscal years ended January 30, 1999 and January 31, 1998, respectively, reflect $80.3 million and $131.8 million in proceeds related to sales of certain properties and assets. These transactions include $45.8 million in proceeds from the sale of stores to Albertson's in the fiscal year ended January 30, 1999 and $86.9 million in proceeds related to the sale of Seessel's, net of cash sold, in the fiscal year ended January 31, 1998.

         Cash flows used in financing activities were $ 7.2 million for the fiscal year ended January 30, 1999 compared to cash flows provided by financing activities of $36.7 million for the prior year. Financing activities for the fiscal year ended January 30, 1999 primarily reflect repayments of the Company's capitalized lease obligations. Prior year financing activities included $101.0 million in net borrowings under the Revolving Credit Facility (excluding transfers from the Term Loan Facility to the Revolving Credit Facility) offset by a reduction of long-term debt and capitalized leases, net of borrowings, of $60.3 million.

         The Company's present plans call for total capital expenditures of approximately $34.8 million in the fiscal year ending January 29, 2000. These plans are subject to change from time to time and the actual amount spent may vary materially from the amount presented above. The Company had no material commitments in connection with these planned capital expenditures at January 30, 1999.

         As noted above, on February 2, 1998, the Company filed the Chapter 11 Cases. The Company and its subsidiaries are currently operating their business and managing their properties as debtors-in-possession pursuant to the Bankruptcy Code. SEE "PROCEEDINGS UNDER CHAPTER 11" AT NOTE 2 OF THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. The Company's long-term liquidity and the adequacy of the Company's capital resources cannot be determined until a plan of reorganization has been developed and confirmed in connection with the Chapter 11 Cases.

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

         The Company also could be adversely affected if Year 2000 design flaws are contained in the computer systems or microcontrollers used by the Company's vendors and suppliers, including merchandise vendors, utilities, and service providers. The Company has developed a list of critical vendors and suppliers who might be unable to continue to supply necessary goods and services to the Company if such vendors and suppliers do not take appropriate action to address the Year 2000 issue. The Company is seeking assurance from each such critical vendor and supplier that all necessary steps are being taken by them to address the Year 2000 issue.

         Based on current estimates, the Company anticipates that it will incur costs of approximately $12 million relating to Year 2000 issues for its internal computer systems. Approximately $6.6 million of these costs had been incurred as of January 30, 1999. The Company has deferred several systems development projects to minimize the impact of Year 2000 compliance costs, but the Company does not expect that such deferral will have a significant effect on the Company's financial condition and results of operations. The cost of correcting the Year 2000 problem in other non-information technology systems, such as time clocks, refrigeration systems and heating and air conditioning systems, will be estimated after the Company has completed the identification and planning phases for such systems. The Company believes that the costs of addressing the Year 2000 issue will be financed through cash flows from operations, existing cash balances and, if necessary, borrowings under the Loan Agreement.

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



ACCOUNTING STANDARDS NOT YET ADOPTED

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This Statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. This Statement will be effective for the Company in its fiscal year beginning January 30, 2000. The Company's management has not yet determined the effect of SFAS No. 133 on its financial statements.



CAUTIONARY STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. When used in this Form 10-K Report, the words "believe", "expect", "anticipate", "estimate" and similar expressions are intended to identify forward-looking statements. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 in connection with the forward-looking statements contained in this Form 10-K Report. Accordingly, the Company hereby identifies the following important factors which could cause the Company's financial results to differ materially from any such results which might be projected, forecast, estimated or budgeted by the Company in forward-looking statements:

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



ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Company's primary "market risk" relates to changing interest rates. The Company has a combination of fixed and variable rate debt. As a result of the filing of the Chapter 11 Cases, interest is no longer accruing on the debt incurred by the Company prior to the commencement of the Chapter 11 Cases. In addition, the Company does not currently have any direct borrowings outstanding under its debtor-in-possession financing facility. Accordingly, the Company will have little, if any, interest rate risk while the Chapter 11 Cases are pending. As a result, quantification of the Company's interest rate risk as of January 30, 1999 is not presented because it would not be meaningful to do so.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         BRUNO'S, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)

                           CONSOLIDATED BALANCE SHEETS
                      JANUARY 30, 1999 AND JANUARY 31, 1998
           (Amounts in Thousands, Except Share and Per Share Amounts)

                                                    JANUARY 30,     JANUARY 31,
ASSETS                                                 1999            1998
--------------------------------------------------  -----------     -----------

 CURRENT ASSETS:
  Cash and cash equivalents........................   $ 65,953        $  2,888
  Receivables......................................     25,463          13,418
  Inventories .....................................    178,140         180,274
  Vendor deposits .................................     15,168              --
  Prepaid expenses.................................      9,588           6,676
  Refundable income taxes..........................        654             665
                                                      --------        --------
     Total Current Assets..........................    294,966         203,921
                                                      --------        --------



 PROPERTY AND EQUIPMENT, NET                           270,186         377,670
                                                      --------        --------





 OTHER ASSETS:
  Deferred debt issuance costs, net................     28,746          27,760
  Goodwill, net....................................      7,563           9,534
  Other, net.......................................      5,221           4,080
                                                      --------        --------
    Total Other Assets.............................     41,530          41,374
                                                      --------        --------






 TOTAL ASSETS......................................   $606,682        $ 622,965
                                                      ========        =========


LIABILITIES AND SHAREHOLDERS' DEFICIENCY             JANUARY 30,     JANUARY 31,
   IN NET ASSETS                                        1999            1998
--------------------------------------------------   -----------     -----------

 CURRENT LIABILITIES:
  Current maturities of long-term debt
     and capitalized lease obligations.............   $   4,130       $   4,028
  Accounts payable.................................      65,472         105,011
  Accrued payroll and related expenses ............      15,042          12,294
  Self-insurance reserves..........................       3,657           7,064
  Closed store accrual.............................       1,557          10,365
  Accrued reorganization charges...................       9,616              --
  Accrued interest.................................          --          24,727
  Other accrued expenses...........................      16,417          32,041
                                                      ---------       ---------
     Total Current Liabilities.....................     115,891         195,530
                                                      ---------       ---------

 NONCURRENT LIABILITIES:
  Long-term debt...................................          --         858,630
  Capitalized lease obligations....................       6,276          11,906
  Self-insurance reserves..........................      19,653          22,372
  Closed store accrual.............................          --          15,276
  Other non-current liabilities....................       5,841           4,300
                                                      ---------       ---------
     Total Noncurrent Liabilities..................      31,770         912,484
                                                      ---------       ---------

 LIABILITIES SUBJECT TO COMPROMISE                      996,363              --
                                                      ---------       ---------

 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' DEFICIENCY IN NET ASSETS:

  Common stock, $.01 par value,

   60,000,000 shares authorized; 25,507,982 shares
   issued and outstanding at January 30, 1999 and
   January 31, 1998................................         255             255
  Paid-in capital (deficiency).....................    (586,944)       (586,944)
  Retained earnings................................      50,972         103,411
  Shareholders' notes receivable...................      (1,625)         (1,771)
                                                      ---------       ---------
     Total Shareholders' Deficiency in Net Assets      (537,342)       (485,049)
                                                      ---------       ---------

  TOTAL LIABILITIES AND SHAREHOLDERS'
  DEFICIENCY IN NET ASSETS                            $ 606,682       $ 622,965
                                                      =========       =========


                 See notes to consolidated financial statements.

                         BRUNO'S, INC, AND SUBSIDIARIES
                             (Debtor-in-Possession)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE FISCAL YEARS ENDED JANUARY 30, 1999, JANUARY 31, 1998 AND
                                FEBRUARY 1, 1997

           (Amounts in Thousands, Except Share and Per Share Amounts)

                                                                            JANUARY 30,        JANUARY 31,        FEBRUARY 1,
                                                                               1999               1998               1997
                                                                            (52 WEEKS)         (52 WEEKS)         (53 WEEKS)
                                                                           ------------       ------------       ------------

NET SALES ...........................................................      $  1,883,227       $  2,560,271       $  2,899,044
                                                                           ------------       ------------       ------------
COSTS AND EXPENSES:
    Cost of products sold ...........................................         1,478,453          1,992,323          2,211,153
    Store operating, selling, and administrative expenses ...........           396,388            521,752            548,210
    Depreciation and amortization ...................................            50,979             61,014             55,911
    Interest expense, net (contractual interest for the fiscal year
            ended January 30, 1999 is estimated at $84,461) .........             3,385             88,659             83,794
    Loss on divestiture of stores ...................................                --             31,877             80,188
    Impairment of long-lived assets .................................                --             27,438                 --
    Reorganization items, net .......................................             8,420                 --                 --
    Gain on sale of Seessel's .......................................            (1,959)           (16,581)                --
                                                                           ------------       ------------       ------------
                                                                              1,935,666          2,706,482          2,979,256
                                                                           ------------       ------------       ------------

    Loss before income taxes (benefit) and extraordinary items ......           (52,439)          (146,211)           (80,212)

PROVISION (BENEFIT) FOR INCOME TAXES ................................                --              7,792            (30,697)
                                                                           ------------       ------------       ------------
    Loss before extraordinary items .................................           (52,439)          (154,003)           (49,515)

EXTRAORDINARY ITEMS, NET ............................................                --             (1,900)            (1,674)
                                                                           ------------       ------------       ------------
NET LOSS ............................................................      $    (52,439)      $   (155,903)      $    (51,189)
                                                                           ============       ============       ============

LOSS PER BASIC AND DILUTED COMMON SHARE
     Loss before extraordinary items ................................      $      (2.06)      $      (6.07)      $      (1.97)
     Extraordinary items, net .......................................                --              (0.08)             (0.06)
                                                                           ------------       ------------       ------------
     Net loss .......................................................      $      (2.06)      $      (6.15)      $      (2.03)
                                                                           ============       ============       ============

    Weighted average number of common shares
    outstanding (basic and diluted) .................................        25,507,982         25,365,440         25,183,559
                                                                           ============       ============       ============


                See notes to consolidated financial statements.

                         BRUNO'S, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)

        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY IN NET ASSETS

       FOR THE FISCAL YEARS ENDED JANUARY 30, 1999, JANUARY 31, 1998 AND
                               FEBRUARY 1, 1997
                  (Amounts in Thousands, Except Share Amounts)


                                                       COMMON STOCK
                                               ---------------------------      PAID-IN
                                                  NUMBER                        CAPITAL         RETAINED          SHAREHOLDERS'
                                                OF SHARES        AMOUNT       (DEFICIENCY)      EARNINGS        NOTES RECEIVABLE
                                               -----------     -----------    ------------     -----------    ---------------------

BALANCE, JANUARY 27, 1996                       25,007,015     $       250    $   (592,096)    $   310,503    $                  --

     Net loss                                                                                      (51,189)
     Issuance of common stock to officers
       and other executives                        326,592               3           4,472              --                   (2,092)
                                               -----------     -----------    ------------     -----------    ---------------------
BALANCE, FEBRUARY 1, 1997                       25,333,607             253        (587,624)        259,314                   (2,092)

     Net loss                                                                                     (155,903)
     Issuance of common stock to officers
       and other executives                        174,375               2             680              --                       --
     Collection on shareholders' notes                  --              --              --              --                      321
                                               -----------     -----------    ------------     -----------    ---------------------
BALANCE, JANUARY 31, 1998                       25,507,982             255        (586,944)        103,411                   (1,771)

     Net loss                                                                                      (52,439)
     Collection on shareholders' notes                  --              --              --              --                      146
                                               -----------     -----------    ------------     -----------    ---------------------
BALANCE, JANUARY 30, 1999                       25,507,982     $       255    $   (586,944)    $    50,972    $              (1,625)
                                               ===========     ===========    ============     ===========    =====================


                See notes to consolidated financial statements.

                         BRUNO'S, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR THE FISCAL YEARS ENDED JANUARY 30, 1999, JANUARY 31, 1998 AND
                                FEBRUARY 1, 1997
                             (Amounts in Thousands)

                                                                                           JANUARY 30,   JANUARY 31,   FEBRUARY 1,
                                                                                              1999          1998          1997
                                                                                           (52 WEEKS)    (52 WEEKS)    (53 WEEKS)
                                                                                           ----------    ----------    ----------

OPERATING ACTIVITIES:
    Net loss ........................................................................      $ (52,439)    $(155,903)    $ (51,189)
                                                                                           ---------     ---------     ---------
    Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
      Extraordinary items, net .......................................................            --         1,900         1,674
      Depreciation and amortization, including amortization of debt issuance costs...         51,738        65,250        60,256
      Deferred income taxes .........................................................             --         7,792       (28,939)
      Compensation expense related to sale of stock .................................             --            --           440
      Provision for bad debts .......................................................          1,886         3,741         3,371
      Decrease in self-insurance reserve ............................................         (6,126)       (8,140)       (5,571)
      Decrease in closed store accrual before loss on divestiture ...................         (4,354)       (5,181)       (6,607)
      (Gain) loss on sale of assets, net ............................................         (1,959)      (18,165)          641
      Loss on divestiture ...........................................................             --        31,877        88,588
      Noncash impairment and other special charges ..................................          9,473        43,521            --
      Reorganization items ..........................................................          8,420            --            --
      (Increase) decrease in assets, net of special items:
        Receivables .................................................................        (13,931)        1,624         3,880
        Inventories .................................................................        (16,734)      (20,153)       24,475
        Vendor deposits .............................................................        (15,168)           --            --
        Prepaid expenses ............................................................         (2,912)        2,275         1,752
        Other noncurrent assets .....................................................          1,019          (957)          238
      Increase (decrease) in liabilities, net of special items:
        Accounts payable ............................................................         54,743       (35,110)      (27,927)
        Accrued income taxes ........................................................             11           708          (863)
        Accrued payroll and related expenses ........................................          2,748        (7,584)         (307)
        Other accrued expenses ......................................................          4,636        (8,457)       14,737
                                                                                           ---------     ---------     ---------
          Total adjustments .........................................................         73,490        54,941       129,838
                                                                                           ---------     ---------     ---------
    Payments for professional fees and other expenses related
       to the Chapter 11 Cases, net of interest income...............................         (7,267)           --            --
                                                                                           ---------     ---------     ---------
          Net cash provided by (used in) operating activities .......................         13,784      (100,962)       78,649
                                                                                           ---------     ---------     ---------

                                                                                           JANUARY 30,   JANUARY 31,   FEBRUARY 1,
                                                                                              1999          1998          1997
                                                                                           (52 WEEKS)    (52 WEEKS)    (53 WEEKS)
                                                                                           ----------    ----------    ----------

INVESTING ACTIVITIES:
    Proceeds from sale of property ..................................................             --        44,954        13,787
    Proceeds from sale of properties - reorganization ...............................         80,307            --            --
    Acquisition, net of cash acquired ...............................................             --            --       (47,479)
    Proceeds from sale of Seessel's, net of cash sold ...............................             --        86,875            --
    Collections on shareholder notes receivable .....................................            146           506            --
    Capital expenditures ............................................................        (23,999)      (70,078)      (62,012)
                                                                                           ---------     ---------     ---------
          Net cash provided by (used in) investing activities .......................         56,454        62,257       (95,704)
                                                                                           ---------     ---------     ---------
FINANCING ACTIVITIES:
    Borrowings under line of credit, net ............................................             --       101,000        44,500
    Debt issuance costs .............................................................             --        (4,022)           --
    Debt issuance costs - reorganization ............................................         (1,737)
    Reduction of long-term debt and capitalized lease obligations....................         (5,436)       (4,283)       (1,891)
    Seessel's debt repayment ........................................................             --            --       (14,976)
    Payments for early extinguishment of debt .......................................             --       (56,000)      (65,000)
    Redemption of common stock ......................................................             --           (10)           --
    Proceeds from sale of common stock ..............................................             --            --         1,943
                                                                                           ---------     ---------     ---------
          Net cash provided by (used in) financing activities .......................         (7,173)       36,685       (35,424)
                                                                                           ---------     ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................................         63,065        (2,020)      (52,479)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................................          2,888         4,908        57,387
                                                                                           ---------     ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................................      $  65,953     $   2,888     $   4,908
                                                                                           =========     =========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid (received) during the period for:
      Interest ......................................................................      $   2,211     $  83,390     $  79,450
      Income taxes, net of refunds ..................................................      $      --     $    (640)    $    (879)

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
    Shareholders' notes receivable issued under stock sale ..........................      $      --     $    (692)    $  (2,092)
    Reclassification of prepetition liabilities to liabilities subject
    to compromise....................................................................      $ 996,363     $      --     $      --



                See notes to consolidated financial statements.

                         BRUNO'S, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         FOR THE FISCAL YEARS ENDED JANUARY 30, 1999, JANUARY 31, 1998
                             AND FEBRUARY 1, 1997
               (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE
                     AMOUNTS AND EXCEPT AS OTHERWISE NOTED)


1.  ORGANIZATION

         Bruno's, Inc. and its subsidiaries (the "Company") operate a chain of supermarkets located in Alabama, Florida, Mississippi and Georgia. The Company's supermarkets operate under three principal formats: value stores, combination stores and neighborhood stores. The Company services its supermarkets through a distribution facility in Birmingham, Alabama. The Company's headquarters are in Birmingham, Alabama.

         Statement of Financial Accounting Standards, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", is effective for the fiscal year ended January 30, 1999. Under SFAS No. 131, segments are defined as components of an enterprise about which separate financial information is available that is evaluated by the chief operating decision maker in deciding how to allocate operating resources and in assessing performance. Management believes that the Company operates in only one segment, the retail grocery industry.


2.  PROCEEDINGS UNDER CHAPTER 11

         On February 2, 1998, the Company and each of its 11 subsidiaries filed a petition for reorganization under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). The petitions were filed in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") under case numbers 98-212(SLR) through 98-223(SLR) (the "Chapter 11 Cases"). The Chapter 11 Cases have been procedurally consolidated for administrative purposes. The Company and its subsidiaries will continue to manage their affairs and operate their business as debtors-in-possession while the Chapter 11 Cases are pending. As a debtor-in-possession, the Company may not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court. As part of the Chapter 11 Cases, the Company will develop a reorganization plan that will restructure the liabilities of the Company. The reorganization plan will be subject to the approval of the Bankruptcy Court and the Company's creditors. The Company is currently planning to file a plan of reorganization during May 1999, subject to the completion of negotiations and other determinations that have not been finalized.

         In accordance with the Bankruptcy Code, the Company may seek approval of the Bankruptcy Court for the assumption or rejection of executory contracts and unexpired leases, including real property leases. In connection with the Chapter 11 Cases, the Company as of April 23, 1999 had rejected or sought authority to reject approximately 46 real property leases and approximately three executory contracts, and the Company had assumed or assumed and assigned or sought authority to assume or assume and assign approximately 29 real estate leases and approximately eleven executory contracts. The Company is continuing to review its obligations under its executory contracts, including real property leases.

         Subsequent to the commencement of the Chapter 11 Cases, the Company entered into a Revolving Credit and Guaranty Agreement (the "Loan Agreement") with The Chase Manhattan Bank ("Chase") to provide secured debtor-in-possession financing to the Company as described in Note 6.

         The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company's recurring losses from operations, significant shareholders' deficiency in net assets, and the related Chapter 11 Cases raise substantial doubt about the Company's ability to continue as a going concern. The appropriateness of using the going concern basis is dependent upon, among other things, (i) the Company's ability to obtain and comply with debtor-in-possession financing agreements, (ii) confirmation of a plan of reorganization under the Bankruptcy Code, (iii) the Company's ability to achieve profitable operations after such confirmation, and (iv) the Company's ability to generate sufficient cash from operations to meet its obligations.

         A plan of reorganization could materially change the amounts currently recorded in the financial statements. Upon formulation of a plan of reorganization, potential adjustments to asset values or accrual of liabilities could result from planned asset sales or liquidation of liabilities at amounts different from those currently reflected in the consolidated financial statements. At the present time it is not possible to estimate with any degree of certainty the ultimate adjustments to assets and liabilities that may be necessary.

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


INVENTORIES

         Substantially all inventories are valued at the lower of cost using the last-in, first-out ("LIFO") method or market. Under the first-in, first-out ("FIFO") cost method of accounting, inventories would have been $4.0 million and $8.9 million higher than that reported for the fiscal years ended January 30, 1999 and January 31, 1998, respectively.


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

                 Buildings...................       10-40 years
                 Equipment...................        3-10 years
                 Leasehold improvements......       10-20 years

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


Impairment of Long-Lived Assets

         As a result of the filing of the Chapter 11 Cases, impairment write-offs have been included in reorganization items (see Note 11) for the fiscal year ended January 30, 1999.

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

Intangibles

         The Company's intangibles are as follows:

         - Goodwill represents amounts incurred in the acquisition of Piggly Wiggly Southern, which is being amortized on a straight-line basis over 40 years. Based on the outcome of Chapter 11 Cases, the Company may re-evaluate the amortization period for goodwill. In connection with the sale of Seessel Holdings, Inc. on January 30, 1998 (see Note 13), the Company reduced goodwill by $37 million.

         - Debt issuance costs (which are reflected net of accumulated amortization of $15.9 million and $15.2 million at January 30, 1999 and January 31, 1998, respectively) represent costs incurred in issuing the Company's credit facilities and Senior Subordinated Notes (1996). Prior to the commencement of the Chapter 11 Cases, these costs were being amortized using the interest method over the respective lives of the debt. Subsequent to filing the Chapter 11 Cases, no amortization of the prepetition issuance debt costs was recorded for the fiscal year ended January 30, 1999. The Company, however, is amortizing debt issuance costs related to its debtor-in-possession financing.

         The Company periodically reviews intangible assets to assess recoverability, and impairments are recognized in operating results if a permanent diminution in value occurs.

INVESTMENT IN JOINT VENTURE

         A subsidiary of the Company maintains a 50% interest in a joint venture with Metropolitan Life Insurance Company. The real property on which five of the Company's stores are located is owned by the joint venture and leased to the Company and its subsidiaries. The Company's investment in this joint venture (approximately $2.5 million at January 30, 1999 and January 31,
1998) is accounted for on the equity method and income or loss is allocated directly to the joint venture partners. Results of operations for this joint venture were not significant for any of the periods presented.

INSURANCE

         The Company is substantially self-insured with respect to general liability and non-union employee medical claims. Prior to July 1, 1998, the Company was substantially self-insured with respect to workers' compensation claims. Since July 1, 1998, the Company has been fully insured for workers' compensation claims arising on or after that date. Stop-loss insurance coverage is maintained in amounts determined to be adequate by management. The Company uses actuarial estimation techniques to evaluate its accrual for such claims. At January 30, 1999 and January 31, 1998, the self-insurance reserves were discounted at 5%, the estimated risk free borrowing rate. Although considerable variability is inherent in such estimates, management believes that the self-insurance reserves are adequate. Subsequent to the commencement of the Chapter 11 Cases, the Company has experienced a lower than expected level of claims and has been able to settle many prepetition claims on favorable terms. Although these factors have increased the uncertainty in estimating the Company's self-insurance liabilities, management will continue to review its estimates of these liabilities and, as adjustments to these liabilities become necessary, such adjustments will be reflected in current operations.

         A summary of the related amounts charged to expense and claims paid is as follows:

    Fiscal Year Ended:                    Expense         Claims paid
    ------------------                    -------         -----------
    January 30, 1999                      $12,855          $19,716
    January 31, 1998                       28,341           30,455
    February 1, 1997                       27,137           31,940


         On April 21, 1998, the refrigeration equipment in the Company's distribution center was damaged as the result of an accident that caused a leak of refrigeration gas and a fire in the distribution facility's compressor room. The refrigeration equipment was not operational between April 21,1998 and May 24, 1998. The Company has recovered $19.7 million from its insurance carriers for reimbursement of its losses attributable to the accident, of which $10.7 million was recorded as a receivable as of January 30, 1999 and has been subsequently collected.

Closed Store Expense

         Upon the decision to close a store, the Company accrues estimated future costs, if any, which may include lease payments or other costs of holding the facility, net of estimated future income. As a result of the Chapter 11 Cases, $27.0 million of expenses related to stores closed in the fiscal year ended January 30, 1999 have been included in reorganization items (see Note 11). During the fiscal year ended January 30, 1999, the Company's closed store accrual for stores closed prior to commencement of the Chapter 11 Cases decreased by $24.1 million primarily as a result of the rejection of leases in connection with the Chapter 11 Cases. The decrease includes $7.8 million representing allowed claims transferred to Liabilities Subject to Compromise and $12.0 million representing amounts previously accrued in excess of allowed claims that have been recognized as a reorganization item. In the fiscal year ended January 31, 1998, the Company increased the closed store accrual by $5.2 million to reflect the estimated loss related to closing the three stores which were relocated into stores purchased from Delchamps. In the fiscal year ended January 31, 1998, the Company also charged $5.1 million against the reserve established in the prior year, primarily representing continuing rent obligations. In the fiscal year ended February 1, 1997, the Company increased the closed store accrual by $17.0 million. The increase represents the present value (discounted at the Company's incremental borrowing rate) of estimated future expenses of the 18 stores and the distribution center that were closed during such fiscal year offset by the payment of continuing obligations for previously closed facilities (see Note 12).


Advertising Expense

         The Company expenses advertising costs as incurred. Advertising expenses for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997 were $20.0 million, $33.3 million and $37.6 million, respectively.


Income Taxes

         The Company accounts for income taxes using an asset and liability method which generally requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. In addition, the asset and liability method requires the adjustment of previously deferred income taxes for changes in tax rates. As of January 30, 1999 and January 31, 1998, the Company has fully reserved its net deferred tax assets due to the Company's current financial situation and the resulting doubt about their realization.


Accounting for Stock-Based Compensation

         Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, provides an option either to continue the Company's current method of accounting for stock-based compensation in accordance with Accounting Principals Board (APB) No. 25, Accounting for Stock Issued to Employees, or to adopt the fair value method of accounting which would require the Company to expense, over the service or vesting period, the fair value of employee stock-based compensation at the date of grant. The Company has elected to continue to account for such plans under the provisions of APB No. 25. The pro forma disclosures of net loss per share as if the

Company had adopted the new recognition criteria required by SFAS No. 123 are presented in Note 7.


Loss Per Common Share

         Basic loss per share is computed based on the weighted average number of common shares outstanding during the respective periods while diluted loss per share considers the impact of any dilutive stock options or warrants outstanding (potential common shares). For the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997, potentially dilutive shares totaling 10,828,292, 10,993,292 and 10,851,667 have been excluded from the loss per share calculation because they would have been anti-dilutive.


Disclosures About Fair Value of Financial Instruments

         Fair values of financial instruments are not presented because these fair values are subject to the impact of the Chapter 11 Cases described in Note
2. Subsequent allowances of claims by the Bankruptcy Court may vary widely from amounts currently recorded on the Company's books.


Derivatives

         As part of its interest rate management strategy, in order to hedge or mitigate identifiable economic risks, the Company entered into an interest rate collar arrangement during the fiscal year ended February 1, 1997, on $150.0 million in outstanding debt through May 18, 1999. Under this agreement, the Company's interest rate on the notional amount will fluctuate when the three month Libor rate is between 5.5% and 8.59%. If at any settlement date, the three month Libor rate exceeds 8.59%, the Company's base interest rate is capped and the Company receives the net difference. If at any settlement date, the three month Libor rate is below 5.5%, the Company must pay the net difference to its counterparty. The fair market value of this interest rate collar at January 30, 1999 and January 31, 1998 was ($0.2) million and ($0.3) million, respectively.


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

         During the fourth quarter of the fiscal year ended January 30, 1999, the Company made a $4.3 million adjustment to cost of products sold in order to revise the period of time over which amortization of deferred income from a vendor contract will be recognized.


Accounting Standards Not Yet Adopted

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This Statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and be measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. This Statement will be effective for the Company in its fiscal year beginning January 30, 2000. The Company's management has not yet determined the effect of SFAS No. 133 on its financial statements.


Reclassifications

         Certain prior year amounts have been reclassified to conform to the current period presentation.


4.  PROPERTY AND EQUIPMENT, NET

         Property and equipment, net, consists of the following:

                                                                January 30, 1999   January 31, 1998
                                                                ----------------   ----------------

   Land.................................................            $  27,770          $  39,186
   Buildings............................................              141,919            175,339
   Equipment............................................              359,286            416,603
   Construction in progress.............................                3,735              3,385
   Leasehold improvements...............................               42,558             48,577
   Investment in property under capital leases..........               22,729             24,531
   Leasehold interests..................................                1,906              2,418
                                                                    ---------          ---------
                                                                      599,903            710,039
   Less accumulated depreciation and amortization                     329,717            332,369
                                                                    ---------          ---------
                                                                    $ 270,186          $ 377,670
                                                                    =========          =========

5.  INCOME TAXES

         The provision (benefit) for income taxes is as follows:

                                          January 30,          January 31,       February 1,
                                             1999                 1998              1997
                                          (52 weeks)           (52 weeks)        (53 weeks)
                                          -----------          -----------       -----------

Current:
   Federal .......................          $      0             $      0          $  1,619
   State .........................                 0                    0            (4,403)
                                            --------             --------          --------
                                                   0                    0            (2,784)
                                            --------             --------          --------

Deferred:
   Accelerated depreciation ......               723              (22,419)          (12,037)
   Net operating loss carryforward           (28,858)             (33,582)           (9,341)
   Accrual differences ...........              (104)               4,860            (4,102)
   Franchise rights ..............                --               (1,201)           (2,323)
   Other items, net ..............             8,886               (3,042)           (1,136)
                                            --------             --------          --------
                                             (19,353)             (55,384)          (28,939)
 Change in valuation allowance ...            19,353               63,176                --
                                            --------             --------          --------
 Income tax benefit on
     extraordinary item ..........                 0                    0             1,026
                                            --------             --------          --------
                                            $      0             $  7,792          $(30,697)
                                            ========             ========          ========


The differences in the federal statutory rate applied to the loss before income taxes and the total provision (benefit) are as follows:

                                      January 30,                  January 31,                February 1,
                                         1999                         1998                       1997
                                      (52 weeks)                   (52 weeks)                 (53 weeks)
                                ---------------------        ---------------------        ------------------
                                 Amount           %           Amount           %           Amount        %
                                --------        -----        --------        -----        --------     -----

Statutory Rate ...........      $(18,354)         (35)%      $(51,174)         (35)%      $(28,075)     (35)%
Effect of:
   State income taxes,
    net of Federal tax
    benefits .............        (1,573)          (3)         (4,291)          (3)         (2,406)      (3)
   Change in valuation
    allowance ............        19,353           38          63,176           43              --     -----
   Other, net ............           574           (0)             81           (0)           (216)      (0)
                                --------        -----        --------        -----        ---------    -----
Effective rate ...........      $      0            0%       $  7,792            5%       $(30,697)     (38)%
                                ========        =====        ========        =====        =========    =====

         Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows:

                                                    January 30, 1999     January 31, 1998
                                                    ----------------     ----------------
Deferred tax assets:
   Accruals ................................           $ 20,875            $  20,771
   Capital leases ..........................              4,388               11,010
   Net operating loss carryforward .........             84,724               55,866
   Other items..............................                 58                1,659
                                                       --------            ---------
                                                        110,045               89,306
   Valuation allowance .....................            (82,529)             (63,176)
                                                       --------            ---------
        Total deferred tax asset ...........             27,516               26,130
                                                       --------            ---------
Deferred tax liabilities:
   Property and equipment ..................            (22,226)             (21,503)
   Joint ventures ..........................                  0               (2,253)
   Inventories .............................             (4,598)              (1,366)
   Other items .............................               (692)              (1,008)
                                                       --------            ---------
Total deferred tax liability ...............            (27,516)             (26,130)
                                                       --------            ---------
Net deferred income taxes                              $      0            $       0
                                                       ========            =========

         In assessing the realization of deferred tax assets, management considers the likelihood that the deferred tax assets will be realized through future taxable income. Based upon projections over the periods in which deferred tax assets are deductible, at January 31, 1998 management believed that it was more likely than not that the deferred tax asset would not be realized. Therefore, during the fiscal year ended January 31, 1998, the Company recorded a $7.8 million provision to fully reserve the net deferred tax asset which was carried forward from the year ended February 1, 1997 and a provision to fully reserve the potential tax benefits of net operating losses generated during the year ended January 31, 1998. The Company has also fully reserved the potential tax benefits of net operating losses generated during the year ended January 30, 1999. Accordingly, the Company has a valuation allowance of $82.5 million to fully reserve the net deferred tax assets at January 30, 1999. At January 30, 1999, the Company had net operating loss carryforwards of $222.9 million which expire beginning in 2005.


6.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

         This note contains information regarding the Company's short-term borrowings and long-term debt as of January 30, 1999. On February 2, 1998, the Company commenced the Chapter 11 Cases (see Note 2). As a result of the filing of the Chapter 11 Cases, no principal or interest payments will be made on any prepetition debt until a plan of reorganization defining the repayment terms has been approved by the Bankruptcy Court.

         Subsequent to commencement of the Chapter 11 Cases, the Company entered into the Loan Agreement with Chase and the other lenders who are parties thereto in order to provide debtor-in-possession financing to the Company (see Note 2). The Loan Agreement, as amended, provides for borrowings dependent upon the Company's level of inventory, real estate and claims from certain vendors. The Company has voluntarily reduced its maximum available borrowings under the Loan Agreement from $200 million to $100 million. The maximum borrowings under the Loan Agreement include a subfacility of $32 million for the issuance of letters of credit. The Loan Agreement grants a security interest in substantially all of the Company's assets. Under the Loan Agreement, certain vendors who have agreed to provide the Company, among other things, with a line of credit and acceptable credit terms (the "Participating Vendors") are secured on a pari passu basis with the security interest granted to Chase and the other lenders. All obligations under the Loan Agreement will be afforded "super-priority" administrative expense status in the Chapter 11 Cases. Advances under the Loan Agreement bear interest at Chase's Alternative Base Rate (as defined in the Loan Agreement) plus 3/4 of 1%.

         The Loan Agreement contains certain restrictive covenants which, among other things, require the Company to maintain a minimum cumulative EBITDA as defined in the Loan Agreement and as measured at the end of each of the Company's fiscal periods. The restrictive covenants also limit the Company's capital expenditures and dividends and the ability of the Company to grant liens and incur additional indebtedness. As of January 30, 1999, the Company was in compliance with the covenants contained in the Loan Agreement as amended.

         The Loan Agreement will terminate upon the earlier of consummation of a plan of reorganization in the Chapter 11 Cases, February 1, 2000 or a Prepayment Date (as such term is defined in the Loan Agreement). All borrowings under the Loan Agreement will become due 30 days after termination.

         At January 30, 1999, the Company had no direct borrowings outstanding under the Loan Agreement but had utilized $8.0 million of its availability under the Loan Agreement to issue letters of credit. Total availability under the Loan Agreement at January 30, 1999 was $92.0 million. Trade payables owed to Participating Vendors did not reduce the Company's availability under the Loan Agreement because the Company's borrowing base, as defined in the Loan Agreement, exceeded the $100 million limitation on borrowings.

         The Company and several lending institutions are parties to a Credit Agreement dated as of August 18, 1995, as amended and restated as of June 2, 1997 (the "Credit Agreement"). The Credit Agreement provides for a revolving credit facility of $200 million (the "Revolving Credit Facility") and a term loan facility of $350 million (the "Term Loan Facility"). The Credit Agreement includes certain restrictive financial covenants and requires the Company to pledge substantially all of the assets of the Company and its subsidiaries to secure the Company's indebtedness under the Credit Agreement. As of January 30, 1999 and January 31, 1998, the Company had $164.5 million outstanding under the Revolving Credit Facility and $294.0 million outstanding under the Term Loan Facility. The filing of the Chapter 11 Cases resulted in these balances being classified as "Liabilities Subject to Compromise" on the Company's Consolidated Balance Sheet at January 30, 1999. As a result of the commencement of the Chapter 11 Cases, no additional borrowings are available to the Company under the Credit Agreement.

         The Company's long-term debt as of January 30, 1999 (included in Liabilities Subject to Compromise) and January 31, 1998 is summarized as follows:

                                        January 30, 1999   January 31, 1998
                                        ----------------   ----------------

Term Loan Facility ................             $294,000           $294,000
Senior Subordinated Notes .........              400,000            400,000
Revolving Credit Facility .........              164,500            164,500
Other borrowings ..................                  222                222
                                                --------           --------
                                                 858,722            858,722
Less current maturities ...........                    0                 92
                                                --------           --------
                                                $858,722           $858,630
                                                ========           ========

         Prior to commencement of the Chapter 11 Cases, the Revolving Credit Facility ($164.5 million outstanding at January 30, 1999 and January 31, 1998) and Tranche A of the Term Loan Facility ($126.0 million outstanding at January 30, 1999 and January 31, 1998) were scheduled to bear interest at either the prime rate plus 1.50%, or the Eurodollar rate plus 2.50%. Tranche B of the Term Loan Facility ($168.0 million outstanding at January 30, 1999 and January 31,
1998) was scheduled to bear interest at either the prime rate plus 2.00%, or the Eurodollar rate plus 3.00% at the beginning of each interest rate period (as defined in the Credit Agreement) applicable to such loans. Amortization of the loans made under the Term Loan Facility was scheduled to commence in June 1998 and continue through April 2005.

         The Senior Subordinated Notes bear interest at 10.5% and are due on August 1, 2005. These Notes are subordinated to the Term Loan Facility and any amounts outstanding under the Revolving Credit Facility. The Company did not make the interest payment that was due under these Notes on February 1, 1998.

         In connection with early extinguishment of debt of $56.0 million and $65.0 million in the fiscal years ended January 31, 1998 and February 1, 1997, the Company wrote off debt issuance costs of $1.9 million and $2.7 million, respectively, which resulted in extraordinary losses of $1.9 million and $1.7 million in the respective periods, net of applicable income taxes.

7.  STOCK PLANS

         During the fiscal year ended February 1, 1997, the Company adopted the 1996 Stock Purchase and Option Plan for Key Employees of Bruno's, Inc. and Subsidiaries (the "1996 Plan"). The 1996 Plan authorizes grants of stock or stock options covering 2,050,000 shares of the Company's common stock. Grants or awards under the 1996

Plan may take the form of purchased stock, restricted stock, incentive or non-qualified stock options, or other types of rights specified in the 1996 Plan. During the fiscal years ended January 31, 1998 and February 1, 1997, the Company granted stock options under the 1996 Plan, all of which were non-qualified options. One-half of the stock options granted were "Time Options" and one-half were "Performance Options." Time Options vest 20% per year over a five-year period, while Performance Options vest 20% per year on August 18 following a year in which certain annual and cumulative cash flow targets have been achieved, subject to "catch-up vesting" for unmet target years upon the attainment of cash flow targets in future years. All Performance Options fully vest after seven years from the date of grant regardless of whether the Company has met the specified performance targets. With certain exceptions which can accelerate expiration, the options are granted for a term of 10 years. No options were granted during the fiscal year ended January 30, 1999.

         Grants or awards under the 1996 Plan are made at prices determined by the Board of Directors. All options granted under the 1996 Plan during the fiscal years ended January 31, 1998 and February 1, 1997 have an exercise price of $12.00 per share. The option transactions during the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997 are described below:


                                                                 Shares
                                               -----------------------------------------
                                               January 30,    January 31,    February 1,
                                               ----------     -----------    -----------
                                                  1999           1998           1997
                                               -----------    -----------    -----------

Outstanding at beginning of year                 993,292        851,667            -0-

Options granted:
    > Fair market value                               --        641,000             --
    = Fair market value                               --             --        872,499
Options forfeited                               (165,000)      (499,375)       (20,832)
                                                --------       --------       --------
Outstanding at end of year                       828,292        993,292        851,667
                                                ========       ========       ========

Options exercisable at year end                  111,808         37,229         76,187
Weighted-average fair value of options
granted during the year
     Time Options                                     --       $   1.46       $   3.34
     Performance Options                              --           0.00           2.51

         The options outstanding under the 1996 Plan had a weighted-average remaining contractual life of 8.7, 9.6 and 10.0 years as of January 30, 1999, January 31, 1998 and February 1, 1997.

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

         In addition to granting stock options under the 1996 Plan, the Company, during the fiscal years ended January 31, 1998 and February 1, 1997, also sold shares of common stock under the 1996 Plan to key executives and certain members of management. Certain of the shares were sold at less than fair market value resulting in a compensation expense of $0.4 million during the fiscal year ended February 1, 1997. As consideration, the Company accepted payment of cash or a combination of cash and notes receivable from the purchasers. The notes receivable bear interest at rates ranging from 5.65% to 6.54%. At January 30, 1999 and January 31, 1998, the Company held notes receivable from stockholders in the aggregate amount of $1.6 million and $1.8 million, respectively. These notes receivable are shown as a reduction of shareholders' deficiency in net assets in the consolidated balance sheet.

         The Company accounts for the 1996 Plan in accordance with Accounting Principles Board Opinion No. 25. If the compensation cost for the 1996 Plan had been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock - Based Compensation" (SFAS 123), the Company's net loss and loss per share would have increased by $0.3 million and $0.01 for the fiscal year ended January 30, 1999, $0.4 million and $0.02 for the fiscal year ended January 31, 1998 and decreased by $0.2 million and $0.01 for the fiscal year ended February 1, 1997.

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

         Prior to commencement of the Chapter 11 Cases, the Company paid KKR an annual fee of $1.0 million for management, consulting and financial services provided to the Company which is included in selling, general and administrative expense. KKR has agreed to waive its annual fee for the duration of the Chapter 11 Cases.

8.     EMPLOYEE BENEFIT PLANS

               Substantially all of the Company's union employees are covered by two union- sponsored, collectively-bargained, multi-employer pension plans. Contributions to these plans are determined in accordance with the provisions of labor contracts and generally are based on the number of man hours worked.

               The Company maintains a profit sharing retirement plan for nonunion employees. Matching contributions are made for employee voluntary contributions up to a specified limit with additional contributions made at the Company's discretion.

               The expense applicable to the above plans is as follows:


                                                           Profit Sharing
                                                           Retirement Plan
                                               --------------------------------------

                           Union                   Matching            Discretionary
                           Plans                 Contributions          Contributions
                          --------              ---------------       ---------------
Year Ended:
January 30, 1999          $3,751                $ 1,008                   $   0
January 31, 1998           3,662                  1,430                       0
February 1, 1997           4,309                  1,453                       0

               The Company maintains certain incentive compensation plans for store management, officers, and other key employees. Awards under these plans are paid annually based on and subject to the achievement of established goals.

               At January 30, 1999, approximately 80% of the Company's employees were affiliated with unions and 81% of these employees were covered by union contracts that expire within one year.

9.      LONG-TERM LEASES

               The Company has a number of leases in effect for store properties and delivery equipment. The initial terms of the real property leases will expire at various times within the next 25 years; however, most of the leases have options providing for additional lease terms ranging from five to 25 years on terms substantially the same as the initial terms. The leases for delivery equipment primarily are for a duration of five to ten years and it is expected that most will be replaced by leases on similar equipment.

               The Company has entered into lease and guaranty agreements with various Industrial Development Boards in order to fund construction of certain warehouse and office additions. Upon issuance, each bond issue was purchased in its entirety by the Company. Thus, the outstanding bonds ($34.8 million at January 30, 1999 and $39.3 million at January 31, 1998) and the related investment by the Company, together with the related interest expense and interest income, respectively, are excluded from the accompanying consolidated financial statements.

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

               Presented below is an analysis of the property under capital leases and the related lease obligations included in the accompanying consolidated balance sheets:


                                                               January 30,      January 31,
                                                                  1999            1998
Property under capital leases:
   Real property .....................................          $22,729          $24,531
   Less accumulated amortization .....................           14,629           13,606
                                                                -------          -------
                                                                $ 8,100          $10,925
                                                                =======          =======
Capitalized lease obligations (interest at 4% to 15%):
   Current ...........................................          $ 4,126          $ 3,936
   Noncurrent ........................................            7,260           11,906
                                                                -------          -------
                                                                $11,386          $15,842
                                                                =======          =======

               A schedule by years of future minimum lease payments required under capital leases (together with the present value of the lease payments) and operating leases (net of sublease rentals) having initial or remaining noncancelable lease terms in excess of one year as of January 30, 1999 is as follows (excluding leases which have been rejected in connection with the Chapter 11 Cases):

                                                        Operating Leases
                                               ---------------------------------
                                                                    Delivery           Capital
                                                Stores              Equipment           Leases
                                               ----------       ----------------       --------
Fiscal year:
   1999                                        $  21,502              $ 2,961           $ 5,108
   2000                                           21,255                2,558             3,962
   2001                                           20,859                1,755             1,365
   2002                                           21,022                1,634             1,136
   2003                                           21,022                  902               997
Subsequent years                                 134,576                1,569             1,762
                                               ---------              -------           -------
Total minimum lease payments                   $ 240,236              $11,379            14,330
                                               =========              =======
Less estimated interest                                                                   2,944
                                                                                        -------
Present value of net future minimum
  lease payments                                                                        $11,386
                                                                                        =======

               Contingent rentals for the preceding capital leases and rental expense for the operating leases are as follows:

                                              JANUARY 30,     JANUARY 31,      FEBRUARY 1,
                                                 1999            1998             1997
                                              (52 weeks)      (52 weeks)       (53 weeks)
                                              ----------      ----------       ----------
Contingent rentals on capital leases          $   150          $    84          $   221
                                              =======          =======          =======

Rental expense on operating leases:
  Real property:
     Minimum rentals ...............          $21,790          $41,851          $42,143
     Contingent rentals ............              388              274              542
  Equipment:
     Minimum rentals ...............            3,282            4,245            6,204
     Contingent rentals ............            5,878            5,226            5,692
                                              -------          -------          -------

                                              $31,338          $51,596          $54,581
                                              =======          =======          =======

               The capitalized lease obligation of store properties leased under capital leases from a joint venture in which a subsidiary of the Company maintains a 50% ownership interest was approximately $4.3 million at January 30, 1999 and $4.3 million at January 31, 1998. The lease obligations described above are subject to the impact of the Chapter 11 Cases described in Note 2.


         10.   LIABILITIES SUBJECT TO COMPROMISE

               As described in Note 2, since February 2, 1998, the Company has been operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code and has been subject to the jurisdiction and supervision of the Bankruptcy Court. Liabilities subject to compromise refer to liabilities outstanding prior to commencement of the Chapter 11 Cases. In the Chapter 11 Cases, substantially all liabilities of the Company as of the date of the filing of the petitions for reorganization will be subject to settlement under the plan or plans of reorganization. Certain creditors have filed claims substantially in excess of the amounts reflected in the Company's records. Differences between amounts shown by the Company and claims filed by the creditors are currently being investigated and reconciled. After completion of these reconciliations, any remaining differences may be resolved by negotiated agreement between the Company and the claimant or by the Bankruptcy Court as part of the Chapter 11 Cases. Consequently, the amount of liabilities subject to compromise as shown in the Company's Consolidated Balance Sheet at January 30, 1999, will likely be subject to adjustment.

               In the consolidated balance sheet of the Company, liabilities subject to compromise consist of:


                                                                 January 30, 1999
                                                                 ----------------
Long-term debt                                                     $    858,722
Trade accounts                                                           87,081
Prepetition accrued interest                                             24,727
Allowed claims for lease rejection                                       11,548
Other prepetition items                                                  14,285
                                                                   ------------
                                                                   $    996,363
                                                                   ============


               These amounts represent management's best estimate of known or potential claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, or other events. Payment terms for these amounts will be established as the Chapter 11 Cases proceed.

               The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including prepetition wages, vacation pay, employee benefits and reimbursement of employee business expenses. The Bankruptcy Court also has authorized the Company to pay up to $23.0 million of prepetition obligations to critical vendors to aid the Company in maintaining the normal flow of merchandise to its stores. As of January 30, 1999, the Company had made $19.3 million of such payments.


11.            REORGANIZATION ITEMS


               Expenses and income directly incurred or realized as a result of the Chapter 11 Cases have been segregated from the normal operations of the Company and are disclosed separately. The major components are as follows:


                                                              Fiscal Year Ended
                                                              January 30, 1999
                                                              -----------------
Closed store charges                                              $  26,990
Gain on sale of stores to Albertson's, Inc.                         (18,325)
Reduction of accrued rent for rejected leases                       (12,000)
Professional fees and administrative items                           12,000
Loss on sale or valuation of assets                                   1,258
Interest income                                                      (1,503)
                                                                  ---------
                                                                  $   8,420
                                                                  =========

CLOSED STORE CHARGES

               In connection with the Chapter 11 Cases, the Company closed 34 under-performing stores during the third and fourth quarters of the fiscal year ended January 30, 1999, consisting of 16 stores in Alabama, eight stores in Florida, seven stores in Georgia and three stores in Mississippi. These transactions resulted in the Company recording estimated losses of $34.3 million during the third and fourth quarters of the fiscal year. Included in the estimated losses resulting from these closures are $27.0 million of reorganization charges recorded to cover (i) the reduction of fixed assets to net realizable value for the closed stores and (ii) the anticipated liability for remaining store costs such as rent and employee costs, among other things. The bulk of the remaining recorded losses relate to $7.3 million of inventory markdowns reflected in cost of products sold.

GAIN ON SALE OF STORES TO ALBERTSON'S, INC.

               On July 30, 1998, the Company entered into an agreement to sell 15 stores, including one new store that had not commenced business, to Albertson's, Inc. Eleven of the stores are located in the Nashville, Tennessee market area, and four are located in the Chattanooga, Tennessee market. The sale was consummated on August 24, 1998, and the final purchase price was $35.9 million plus the value of the store-level inventory. In addition, the Company granted to Albertson's an option to purchase the real property on which three of the stores were located for $11.5 million. Albertson's elected to exercise its option, and this sale closed on September 23, 1998. The sale of the stores and real property to Albertson's resulted in a net gain of $16.2 million, which includes a reorganization gain of $18.3 million offset by inventory markdowns of $2.1 million reflected in cost of products sold.

REDUCTION OF ACCRUED RENT FOR REJECTED LEASES

               This item represents amounts previously accrued for continuing rental obligations on stores closed in prior years as compared to amounts recorded as allowed claims for the rejected leases.


PROFESSIONAL FEES AND ADMINISTRATIVE ITEMS

               Professional fees and administrative items relate to legal, accounting and other professional and employee costs directly attributable to the Chapter 11 Cases.


LOSS ON SALE OR VALUATION OF ASSETS

               The Company recorded a net loss of $1.3 million on the sale or valuation of assets during the fiscal year ended January 30, 1999.

INTEREST INCOME

               This amount represents interest associated with the accumulation of cash and short-term investments subsequent to the filing of the Chapter 11 Cases.


12.  PRIOR YEAR DIVESTITURE PROGRAM

               During the fiscal year ended February 1, 1997, management evaluated the Company's market strategy, geographic positioning and store level return on assets. As a result of this evaluation, the Company developed and completed a divestiture program under which the Company closed its distribution center in Vidalia, Georgia and sold or closed 47 stores. The 47 stores consisted of 33 Piggly Wiggly stores in Georgia, nine FoodMax stores in Georgia and South Carolina, two Food World stores in Florida, one Food World store in Mississippi, one Food World store in Alabama, and one Food Fair store in Alabama. The Company sold 29 of the stores to various purchasers and received proceeds of $20.1 million ($12.5 million for fixed assets and $7.6 million for counted inventory). The remaining 18 stores and the distribution center were closed.

               The accompanying statement of operations for the fiscal year ended February 1, 1997 includes a charge of $88.6 million for costs associated with the divestiture program. The $88.6 million consists of a $55.0 million loss on the divestiture of fixed assets and intangibles (of which $5.6 million was applied to goodwill), $18.5 million in future rental payments, $8.4 million in inventory markdowns included in cost of products sold and $6.7 million in severance costs, professional fees and other miscellaneous expenses.


13.  SEESSEL'S ACQUISITION AND DIVESTITURE

               On December 10, 1996, the Company acquired all of the outstanding common stock of Seessel Holdings, Inc. ("Seessel's") for $50.4 million in cash including direct acquisition costs. The acquisition was accounted for using the purchase method and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the consideration paid over the estimated fair value of the net assets acquired was recorded as goodwill. Goodwill was amortized over a twenty-year period using the straight-line method. Deferred income taxes were established for the difference in basis between financial and tax reporting of these assets and liabilities at the acquisition date. The consolidated statement of operations for the fiscal year ended February 1, 1997 includes the results of Seessel's operations from the acquisition date forward.

               The allocated fair value of assets acquired and liabilities assumed is summarized as follows:


Cash............................................................................................    $  2,965
Other Current Assets............................................................................       9,785
Property, Plant and Equipment...................................................................      31,319
Goodwill........................................................................................      41,089
Current Liabilities.............................................................................     (12,940)
Deferred Income Taxes, net of valuation allowance ..............................................      (6,798)
Notes Payable, immediately repaid...............................................................     (14,976)
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

               On January 30, 1998, the Company sold all of the outstanding shares of common stock of Seessel's to Albertson's, Inc. for $88.0 million subject to a purchase price adjustment based on changes in Seessel's working capital from a predetermined date. The Company recorded a gain of $16.6 million in the fiscal year ended January 31, 1998 which was net of an estimated purchase price decrease of $8.4 million. During the fiscal year ended January 30, 1999, the Company and Albertson's agreed that the purchase price decrease would be $6.5 million resulting in an additional gain on the sale of Seessel's of $1.9 million. A liability for the purchase price adjustment is included in Liabilities Subject to Compromise at January 30, 1999.


14.  COMMITMENTS AND CONTINGENCIES

CHAPTER 11 CASES

               Since February 2, 1998, the Company has been operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code and has been subject to the jurisdiction and supervision of the Bankruptcy Court. In the Chapter 11 Cases, substantially all liabilities of the Company as of the date of the filing of the petitions for reorganization will be subject to settlement under the plan or plans of reorganization. Certain creditors have filed claims substantially in excess of the amounts reflected in the Company's records. Differences will be resolved by negotiated agreement between the Company and the claimant or by the Bankruptcy Court as part of the Chapter 11 Cases. Consequently, the amount of liabilities subject to compromise as shown in the Company's Consolidated Balance Sheet at January 30, 1999, will likely be subject to adjustment until a plan of reorganization has been confirmed.

LITIGATION

               On June 6, 1997, a lawsuit was filed against the Company in the Circuit Court for Jefferson County, Alabama (the "Alabama State Court") by SNA, Inc. ("SNA") and A.B. Real Estate, Inc. ("A.B. Real Estate"). The lawsuit was styled A.B Real Estate, Inc. et. al.

v. Bruno's, Inc., et al., Civil Action No. CV-97-3538. The complaint alleges that SNA and A.B. Real Estate are engaged in the business of developing and managing commercial real estate, that the Company had a contractual obligation to offer for sale and to sell grocery store sites to SNA and A.B. Real Estate and to lease such sites back from such entities, and that the Company's failure to perform its obligations constitutes a breach of contract and fraud within the meaning of Alabama law. The complaint seeks to recover compensatory and punitive damages from the Company in an unspecified amount. Following the commencement of the Chapter 11 Cases, the Company removed the lawsuit to the United States District Court for the Northern District of Alabama (the "Alabama District Court"). Pursuant to a standing order of the Alabama District Court, the lawsuit was referred to the United States Bankruptcy Court for the Northern District of Alabama (the "Alabama Bankruptcy Court"). SNA and A.B. Real Estate filed a motion to remand the lawsuit to the Alabama State Court. After extensive negotiations, the parties to the lawsuit agreed that the lawsuit will be tried by a jury before the Alabama Bankruptcy Court. Accordingly, the lawsuit is now pending in the Alabama Bankruptcy Court under the style A.B. Real Estate, Inc. et. al. v. Bruno's, Inc., et. al., Adversary Proceeding No. 98 - 00064. Pursuant to the agreement among the parties, a stipulation and agreement was filed in the Bankruptcy Court in which the Chapter 11 Cases are pending to modify the automatic stay resulting from the commencement of the Chapter 11 Cases to the extent necessary to allow the prosecution of the lawsuit by a jury trial before the Alabama Bankruptcy Court. The parties to the lawsuit are currently involved in discovery proceedings. The Company believes that it has meritorious defenses to the allegations contained in the complaint and intends to defend this lawsuit vigorously. If the plaintiffs in this lawsuit ultimately are successful in obtaining a judgment against the Company, they will have a general unsecured claim against the Company that will be paid in accordance with the terms of the plan of reorganization ultimately approved by the Bankruptcy Court in which the Chapter 11 Cases are pending.

               In addition, the Company is a party to various legal and taxing authority proceedings incidental to its business. In the opinion of management, these proceedings will not have a material adverse effect on the Company's financial position, results of operations or cash flows. The Company's liability, if any, with respect to proceedings occurring prior to the commencement of the Chapter 11 Cases will be paid in accordance with the terms of the plan of reorganization ultimately confirmed by the Bankruptcy Court in which the Chapter 11 Cases are pending.

STORE EXPANSION

               The Company's store expansion activities are primarily accomplished through the lease of facilities or the acquisition of sites and self-construction. Commitments involving facilities under construction at January 30, 1999 were approximately $0.5 million.

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of Bruno's, Inc.:

               We have audited the accompanying consolidated balance sheets of Bruno's, Inc. and subsidiaries (Debtor-in-Possession as of February 2, 1998) as of January 30, 1999 and January 31, 1998, and the related consolidated statements of operations, shareholders' deficiency in net assets, and cash flows for each of the three fiscal years in the period ended January 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bruno's, Inc. and subsidiaries as of January 30, 1999 and January 31, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 1999, in conformity with generally accepted accounting principles.

               As discussed in Note 2, the Company has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

               The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, on February 2, 1998, the Company filed a voluntary petition for relief under Chapter 11 of the United States Code. In addition, the Company has experienced recurring losses and has a significant deficiency in net assets. These matters raise substantial doubt about its ability to continue as a going concern and recover the carrying amounts of its assets. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Deloitte & Touche LLP

Birmingham, Alabama
April 28, 1999

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE


               Not Applicable.

                                    PART III


         The information required to be included in Part III of this Annual Report on Form 10-K is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.


                                     PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K.

FINANCIAL STATEMENTS

         The following consolidated financial statements of Bruno's, Inc. and subsidiaries are included in Item 8:

         Consolidated Balance Sheets as of January 30, 1999 and January 31,
         1998.

         Consolidated Statements of Operations for the Fiscal Years Ended January 30, 1999, January 31, 1998 and February 1, 1997.

         Consolidated Statements of Shareholders' Deficiency in Net
         Assets for the Fiscal Years Ended January 30, 1999, January 31, 1998 and February 1, 1997.

         Consolidated Statements of Cash Flows for the Fiscal Years ended January 30, 1999, January 31, 1998 and February 1, 1997.

         Notes to Consolidated Financial Statements.

         Independent Auditors' Report.


SCHEDULES TO FINANCIAL STATEMENTS

         None

                                    PART III


         The information required to be included in Part III of this Annual Report on Form 10-K is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.


                                     PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K.

FINANCIAL STATEMENTS

         The following consolidated financial statements of Bruno's, Inc. and subsidiaries are included in Item 8:

         Consolidated Balance Sheets as of January 30, 1999 and January 31,
         1998.

         Consolidated Statements of Operations for the Fiscal Years Ended January 30, 1999, January 31, 1998 and February 1, 1997.

         Consolidated Statements of Shareholders' Deficiency in Net
         Assets for the Fiscal Years Ended January 30, 1999, January 31, 1998 and February 1, 1997.

         Consolidated Statements of Cash Flows for the Fiscal Years ended January 30, 1999, January 31, 1998 and February 1, 1997.

         Notes to Consolidated Financial Statements.

         Independent Auditors' Report.



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

               4.4 Warrant, dated August 18, 1995, to purchase 82,600 shares of Common Stock of the Company
                              (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10- K, dated July
                              1, 1995).

    Designation of Exhibit in
      this Form 10-K Report                   Description of Exhibits
      ---------------------                   -----------------------
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

    Designation of Exhibit in
      this Form 10-K Report                   Description of Exhibits
      ---------------------                   -----------------------

               10.7           Second Amendment dated as of March 25, 1998 to the
                              Revolving Credit and Guaranty Agreement dated as of February 2, 1998 among the Company, the subsidiaries of the Company, the financial institutions party thereto and The Chase Manhattan
                              Bank, as Agent. (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on
                              Form 10-K, dated January 31, 1998)

               10.8           Third Amendment dated as of April 17, 1998 to the
                              Revolving Credit and Guaranty Agreement dated as of February 2, 1998 among the Company, the subsidiaries of the Company, the financial institutions party thereto and The Chase Manhattan
                              Bank, as Agent. (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on
                              Form 10-K, dated January 31, 1998)

               10.9           Fourth Amendment dated as of July 31, 1998 to the
                              Revolving Credit Agreement dated as of February 2,
                              1998 among the Company, the subsidiaries of the Company, the financial institutions party thereto and The Chase Manhattan Bank, as Agent
                              (incorporated by reference to the Company's Report on Form 10-Q, dated August 1,1999).

               10.10          Fifth Amendment dated as of October 31, 1998 to
                              the Revolving Credit Agreement dated as of
                              February 2, 1998 among the Company, the
                              subsidiaries of the Company, the financial
                              institutions party thereto and The Chase Manhattan
                              Bank, as Agent (incorporated by reference to the
                              Company's Report on Form 10-Q, dated October 31,
                              1998)

               10.11          Joint Venture Agreement for PM Associates between
                              SSS Enterprises, Inc. and Metropolitan Life
                              Insurance Company (incorporated by reference to Exhibit 10.2 to Form S-1 (No. 33-12239) of Piggly
                              Wiggly Southern, Inc.)

               10.12 Employment and Deferred Compensation Agreement, dated July 22, 1994, between the Company and R.
                              Michael Conley (incorporated by reference to Exhibit 10(l) to the Company's Annual Report on
                              Form 10-K, dated September 29, 1994).

               10.13          Amendment to 1994 Employment and Deferred
                              Compensation Agreement, dated June 9, 1995, by and between the Company and R. Michael Conley
                              (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, dated June 22, 1995).

               10.14          Amendment to 1994 Employment and Deferred
                              Compensation Agreement, dated November 15, 1996, by and between the Company and R. Michael Conley
                              (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K, dated
                              February 1, 1997).

    Designation of Exhibit in
      this Form 10-K Report                   Description of Exhibits
      ---------------------                   -----------------------

               10.15          1996 Stock Purchase and Option Plan for Key
                              Employees of Bruno's, Inc. and Subsidiaries
                              (incorporated by reference to Exhibit 10.32 to the Company's Report on Form 10-Q, dated July 27,
                              1996).

               10.16 Employment Agreement, dated September 12, 1996, between the Company and Walter M. Grant
                              (incorporated by reference to Exhibit 10.36 to the Company's Report on Form 10-Q, dated October 26,
                              1996).

               10.17 Employment Agreement, dated September 12, 1996, between the Company and James J. Hagan
                              (incorporated by reference to Exhibit 10.37 to the Company's Report on Form 10-Q, dated October 26,
                              1996).

               10.18 Employment Agreement, dated September 12, 1996, between the Company and Laura Hayden (incorporated by reference to Exhibit 10.38 to the Company's
                              Report on Form 10-Q, dated October 26, 1996).

               10.19 Employment Agreement, dated February 6, 1997, between the Company and John Butler (incorporated by reference to Exhibit 10.39 to the Company's
                              Annual Report on Form 10-K dated February 1,
                              1997).

               10.20          Form of Amendment dated January 31, 1998 to the
                              Employment Agreements between the Company and David Clark, James J. Hagan, John Butler, Walter
                              M. Grant, and Laura Hayden. (incorporated by reference to Exhibit 10.24 to the Company's Annual
                              Report on Form 10-K, dated January 31, 1998).

               10.21 Form of Second Amendment dated July 22, 1998 to the Employment Agreements between the Company and James J. Hagan, John Butler, Walter M. Grant and
                              Laura Hayden (incorporated by reference to the Company's Report on Form 10-Q, dated August 1,
                              1998).

               10.22          Employment Agreement dated as of September 19,
                              1997 between the Company and James A. Demme
                              (incorporated by reference to Exhibit 10.46 to the Company's Report on Form 10-Q dated November 1,
                              1997).

               10.23          Amendment dated January 31, 1998 to the Employment
                              Agreement dated as of September 19, 1997 between the Company and James A. Demme. (incorporated by reference to Exhibit 10.26 to the Company's Annual
                              Report on Form 10-K, dated January 31, 1998).

               10.24          Second Amendment dated July 22, 1998 to the
                              Employment Agreement dated as of September 19,
                              1997 and amended January 31, 1998 between the Company and James A. Demme (incorporated by reference to the Company's Report on Form 10-Q, dated August 1, 1999).

    Designation of Exhibit in
      this Form 10-K Report                   Description of Exhibits
      ---------------------                   -----------------------
               10.25          Form of Management Stockholder's Agreement, dated
                              September 30, 1996, between the Company and each
                              of Walter M. Grant, James J. Hagan and Laura
                              Hayden (incorporated by reference to Exhibit 10.39
                              to the Company's Report on Form 10-Q, dated
                              October 26, 1996).

               10.26 Form of Non-Qualified Stock Option Agreement, dated September 30, 1996, between the Company and each of Walter M. Grant, James J. Hagan and Laura
                              Hayden (incorporated by reference to Exhibit 10.40 to the Company's Report on Form 10-Q, dated
                              October 26, 1996).

               10.27          Schedule of Terms of Management Stockholder's
                              Agreements and Non-Qualified Stock Option
                              Agreements executed by each of Walter M. Grant, James J. Hagan and Laura Hayden (incorporated by reference to Exhibit 10.41 to the Company's Report on Form 10-Q, dated October 26, 1996).

               10.28          Schedule of Terms of Management Stockholder's
                              Agreement and Non-Qualified Stock Option Agreement executed by John Butler (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on
                              Form 10-K dated February 1, 1997).

               10.29          Schedule of Terms of Management Stockholder's
                              Agreement and Non-Qualified Stock Option Agreement executed by James A. Demme (incorporated by reference to Exhibit 10.47 to the Company's Report on Form 10-Q dated November 1, 1997).

               10.30          Director's Deferred Compensation Plan
                              (incorporated by reference to Exhibit 10.45 to the Company's Report on Form 10-K/A, Amendment No. 1, dated February 1, 1997).

               10.31 Bruno's, Inc. Retention Plan (incorporated by reference to Exhibit 10.33 to the Company's Annual
                              Report on Form 10-K, dated January 31, 1998).

               10.32 Bruno's, Inc. Officer Incentive Plan for the fiscal year beginning on February 1, 1998 and ending on January 30, 1999 (incorporated by reference to Exhibit 10.34 to the Company's Annual
                              Report on Form 10-K, dated January 31, 1998).

               10.33          Bruno's, Inc. Senior Officer Management Incentive
                              Plan for the fiscal year ending on January 29, 2000.

    Designation of Exhibit in
      this Form 10-K Report                   Description of Exhibits
      ---------------------                   -----------------------

               10.34 Bruno's, Inc. Severance Plan (incorporated by reference to the Company's Report on Form 10-Q, dated May 2, 1998).

               21 List of Subsidiaries of the Company (incorporated by reference to the Company's Annual Report on Form 10-K, dated January 31, 1998).

               23             Consent of Deloitte & Touche LLP.

               27             Financial Data Schedule



REPORTS ON FORM 8-K

         The Company filed a Current Report on Form 8-K dated February 2, 1998 under Item 3 "Bankruptcy or Receivership" to disclose the commencement of the Chapter 11 Cases. The Company filed a Current Report on Form 8-K on March 26, 1998 under Item 5 "Other Events" to disclose the First Amendment to the Loan Agreement.

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


     SIGNATURE                             CAPACITY                                    DATE
     ---------                             --------                                    ----

/s/ James A. Demme                  Director, Chairman of the Board,                April 30, 1999
------------------------            Chief Executive Officer and President
(James A. Demme)                    (Principal Executive Officer)

/s/ Arthur B. McCarter              Senior Vice President and                       April 30, 1999
------------------------            Chief Financial Officer
Arthur B. McCarter                 (Principal Financial and
                                     Accounting Officer)

/s/ Paul E. Raether                 Director                                        April 30, 1999
------------------------
(Paul E. Raether)

/s/ James H. Greene, Jr.            Director                                        April 30, 1999
------------------------
(James H. Greene, Jr.)

/s/ Nils P. Brous                   Director                                        April 30, 1999
------------------------
(Nils P. Brous)

/s/ Ronald G. Bruno                 Director                                        April 30, 1999
------------------------
(Ronald G. Bruno)

/s/ Robert R. Onstead               Director                                        April 30, 1999
------------------------
(Robert R. Onstead)

                                  BRUNO'S, INC.

                           ANNUAL REPORT ON FORM 10-K
                    (FOR FISCAL YEAR ENDED JANUARY 30, 1999)

                                INDEX OF EXHIBITS


               EXHIBIT NUMBER                          DESCRIPTION
               --------------                          -----------

                    10.33                    Bruno's, Inc. Senior Officer
                                             Management Incentive Plan for the
                                             fiscal year ending on January 29,
                                             2000.

                     23                      Consent of Deloitte & Touche LLP

                     27                      Financial Data Schedule (for SEC use only)