Form 10-K/A
period 1999-01-30
BRUNOS INC
filed 1999-05-28
CIK 14920

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

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


                      ------------------------------------

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

                      ------------------------------------


          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                  COMMON STOCK
                                 $.01 Par Value

         The Registrant hereby files this Report on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended January 30, 1999 to include the information required by Part III (Items 10, 11, 12 and 13) in lieu of incorporation thereof by reference from the Registrant's definitive proxy statement for its 1999 Annual Meeting of Shareholders.



===============================================================================

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MEMBERS OF THE BOARD OF DIRECTORS

         The Board of Directors of Bruno's, Inc. (the "Company") consists of six members, four of whom are associated with Kohlberg Kravis Roberts & Co. L.
P. ("KKR") or its affiliates. SEE "OWNERSHIP OF COMPANY STOCK BY CERTAIN HOLDERS." The following is a brief description of the business experience for at least the past five years of the current members of the Board of Directors of the Company:

         JAMES A. DEMME, age 58, has been Chairman of the Board of Directors and Chief Executive Officer of the Company since September 1997. He was elected to the position of President of the Company in January 1998. Mr. Demme served as Chairman, Chief Executive Officer and President of Homeland Stores, Inc., a supermarket chain headquartered in Oklahoma City, Oklahoma, from November 1994 to September 1997 and as Executive Vice President of Retail Operations of Scrivner Company, a major food wholesaler and retailer, from May 1991 to September 1994.

         PAUL E. RAETHER, age 52, has been a director of the Company since August 1995. He is a member of the limited liability company which serves as the general partner of KKR. Mr. Raether serves as a member of the Board of Directors of IDEX Corporation, KSL Recreation Group, Inc., and Randall's Food Markets, Inc.

         JAMES H. GREENE, JR., age 48, has been a director of the Company since August 1995. He is a member of the limited liability company which serves as the general partner of KKR. Mr. Greene serves as a member of the Board of Directors of Accuride Corporation, Owens-Illinois, Inc., Owens-Illinois Group, Inc., Randall's Food Markets, Inc., and Safeway Inc.

         RONALD G. BRUNO, age 47, has been a director of the Company since 1983. He served as Chairman of the Board of the Company from December 1991 to August 1995, Chief Executive Officer of the Company from October 1990 to August 1995 and President of the Company from 1986 to 1994. Mr. Bruno is a member of the Board of Directors of SouthTrust Bank, N.A., Books-A-Million, Inc., and Russell Corp.

         NILS P. BROUS, age 34, has been a director of the Company since August 1995. He has served as an Executive with KKR since November 1992. Prior to November 1992, Mr. Brous was an Associate with Goldman, Sachs & Co. He is a member of the Board of Directors of KinderCare Learning Centers, Inc. and Randall's Food Markets, Inc.

         ROBERT R. ONSTEAD, age 68, has been a director of the Company since April 1998. He is a co-founder of Randall's Food Markets, Inc., a supermarket chain headquartered in Houston, Texas. Mr. Onstead has served as Chairman of the Board of Randall's Food Markets, Inc. for all 32 years of its existence. Affiliates of KKR own approximately 62% (on a fully diluted basis) of the outstanding shares of capital stock of Randall's Food Markets, Inc.

         Directors are elected by the shareholders at each Annual Meeting of Stockholders and hold office until the next Annual Meeting of Stockholders. The Company's officers serve at the pleasure of the Board of Directors.

         In 1995, Mr. Bruno agreed to serve as a member of the Board of Directors of the Company through August 18, 1998 (subject to the customary right of a director to resign). Mr. Bruno's agreement was contained in a Stockholders Agreement executed in connection with the acquisition of 20,833,333 shares of the Company's Common Stock by affiliates of KKR on August 18, 1995. SEE "OWNERSHIP OF COMPANY STOCK BY CERTAIN HOLDERS." Even though Mr. Bruno's agreement is no longer in effect, he has continued to serve as a member of the Board of Directors of the Company.

EXECUTIVE OFFICERS

         Certain information concerning the executive officers of the Company is set forth in Part I of the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999 (the "Form 10-K Report") under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT." Such information is incorporated herein by reference. Three of the persons who are identified as executive officers in the Form 10-K Report were serving as executive officers of the Company when the Company and its 11 subsidiaries each filed a petition for reorganization under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). See
Part I, Item 1 of the Form 10-K Report under the caption "PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE" and Part I, Item 3 of the Form 10-K Report under the caption "LEGAL PROCEEDINGS." The existing executive officers who were serving as executive officers when the Company filed its petition under the Bankruptcy Code are James A. Demme, Walter M. Grant, and Laura Hayden. Mr. Demme also was serving as Chairman, Chief Executive Officer and President of Homeland Stores, Inc. on May 14, 1995 when it filed a petition under chapter 11 of title 11 of the Bankruptcy Code.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by the regulations of the Securities and Exchange Commission to furnish the Company with copies of all reports that they file under Section 16(a). To the Company's knowledge, based solely on a review of the copies of such reports furnished to the

Company and written representations that no other reports were required, all
Section 16(a) filing requirements applicable to the Company's officers, directors and greater than 10% beneficial owners were complied with by such persons during the fiscal year ended January 30, 1999.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth the compensation paid or accrued during the fiscal year ended February 1, 1997 (which is referred to in the table as "Fiscal 1996"), the fiscal year ended January 31, 1998 (which is referred to in the table as "Fiscal 1997"), and the fiscal year ended January 30, 1999 (which is referred to in the table as "Fiscal 1998") for the Chairman of the Board and Chief Executive Officer of the Company and the four most highly compensated executive officers of the Company (other than the Chief Executive Officer) who were serving as executive officers of the Company as of January 30, 1999 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                              Long-Term
                                                                                              ---------
                                                       Annual Compensation                Compensation Awards
                                            -----------------------------------           -------------------

                                                                                              Securities
        Name and                                                           Other Annual       Underlying             All Other
    Principal Position           Year      Salary ($) (1) Bonus($)(2)  Compensation ($)(3)  Stock Options (#)  Compensation ($) (4)
    ------------------           ----      -------------- -----------  -------------------  -----------------  --------------------
James A. Demme (5)             Fiscal 1998       $400,010  $  500,000           -0-                -0-             $15,791
  Chairman of the Board        Fiscal 1997       $146,158  $1,200,000      $ 19,280            250,000             $42,997
  and Chief Executive Officer

James J. Hagan (6)             Fiscal 1998       $275,002  $  206,252           -0-                -0-             $   692
  Former Executive Vice        Fiscal 1997       $275,002         -0-           -0-                -0-             $   968
  President and Chief          Fiscal 1996       $206,251  $   58,833      $ 79,511             66,667             $36,929
  Financial Officer


Walter M. Grant                Fiscal 1998       $240,006  $  156,004           -0-                -0-             $ 5,592
  Senior Vice President,       Fiscal 1997       $240,006         -0-           -0-                -0-             $ 3,968
  General Counsel              Fiscal 1996       $152,311  $   43,447      $119,882            56,250              $56,453
  and Secretary

John Butler (7)                Fiscal 1998       $210,002  $  123,175           -0-                -0-             $ 3,502
  Former Senior Vice           Fiscal 1997       $207,579  $   18,174      $  7,480             62,500             $49,618
  President - Operations

Laura Hayden                   Fiscal 1998       $190,008  $   95,004           -0-                -0-             $ 3,282
  Senior Vice President -      Fiscal 1997       $190,008         -0-      $  4,143                -0-             $21,519
  Human Resources              Fiscal 1996       $109,613  $   31,269      $ 59,400             46,875             $56,443

          (1) The amounts in this column reflect compensation for services provided during a portion of Fiscal 1997 for Mr. Demme and Mr. Butler and during a portion of Fiscal 1996 for Mr. Hagan, Mr. Grant, and Ms. Hayden. The Named Executive Officers began employment with the Company on the following dates: May 6, 1996 for Mr. Hagan, June 17, 1996 for Mr. Grant, July 8,1996 for Ms. Hayden, February 6, 1997 for Mr. Butler, and September 19, 1997 for Mr. Demme.

         (2) The amounts listed in this column include retention bonuses paid or accrued by the Company during Fiscal 1998 under the Bruno's, Inc. Retention Plan. SEE "BRUNO'S, INC. RETENTION PLAN." The amounts listed in this column also include signing bonuses paid by the Company during Fiscal 1997 to each of Mr. Demme and Mr. Butler and a signing bonus paid by the Company during Fiscal 1998 to Mr. Butler. SEE "EMPLOYMENT AGREEMENT WITH JAMES A. DEMME" AND "EMPLOYMENT AGREEMENTS WITH OTHER NAMED EXECUTIVE OFFICERS."

         (3) The amounts in this column include (i) the dollar value of the difference between the price paid by Mr. Hagan, Mr. Grant and Ms. Hayden for shares of the Company's Common Stock purchased from the Company during Fiscal 1996 and the fair market value of such shares on the date of purchase,
(ii) amounts paid by the Company to reimburse Mr. Hagan, Mr. Grant and Ms. Hayden for taxes on the difference between the price paid by them for shares of the Company's Common Stock and the fair market value of such shares on the date of purchase, and (iii) amounts paid by the Company to reimburse the Named Executive Officers for taxes on the relocation expenses or allowances reported in the column entitled "All Other Compensation." The amounts in this column do not include the value of other perquisites and personal benefits provided by the Company to the Named Executive Officers. The value of the perquisites and benefits provided to each Named Executive Officer during Fiscal 1998, Fiscal 1997 and Fiscal 1996 did not exceed the lesser of $50,000 or 10% of such Named Executive Officer's salary plus annual bonus.

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

         (6) Mr. Hagan was elected to the position of Executive Vice President and Chief Financial Officer of the Company on January 29, 1997. Prior to January 29, 1997, Mr. Hagan served as Senior Vice President and Chief Financial Officer of the Company. Mr. Hagan resigned his position with the Company effective April 9, 1999.

         (7) Mr. Butler was elected to the position of Senior Vice President - Operations of the Company on February 6, 1997. Mr. Butler's employment with the Company was terminated on January 31, 1999. The Company is currently paying severance benefits to Mr. Butler. SEE "EMPLOYMENT AGREEMENTS WITH OTHER NAMED EXECUTIVE OFFICERS."

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

        No stock options or stock appreciation rights were granted by the Company to the Named Executive Officers during the fiscal year ended January 30, 1999.

OPTION EXERCISES AND HOLDINGS

        No stock options were exercised by the Named Executive Officers during the fiscal year ended January 30, 1999. The following table contains information with respect to unexercised options to purchase shares of the Company's Common Stock held by the Named Executive Officers as of January 30, 1999:

                         FISCAL YEAR-END OPTION VALUES

                                                                   VALUE OF UNEXERCISED
                          NUMBER OF SECURITIES UNDERLYING              IN-THE-MONEY
                                UNEXERCISED OPTIONS                 OPTIONS AT FISCAL
                               AT FISCAL YEAR END(#)                 YEAR END($) (1)
                               ---------------------                 ---------------
           NAME           EXERCISABLE       UNEXERCISABLE      EXERCISABLE       UNEXERCISABLE
           ----           -----------       -------------      -----------       -------------

        James A. Demme       25,000            200,000             -0-             -0-

        James J. Hagan       13,332             53,335             -0-             -0-

        Walter M. Grant      11,250             45,000             -0-             -0-

        John Butler          12,500             50,000             -0-             -0-

        Laura Hayden          9,375             37,500             -0-             -0-

        (1) An option is "in-the-money" if the fair market value of the Company's Common Stock exceeds the exercise price. None of the options held by the Named Executive Officers were "in-the-money" on January 30, 1999. All of the options held by the Named Executive Officers have an exercise price of $12.00 per share. The fair market value of the Company's Common Stock on January 30, 1999 was $1.08 per share based on trading in the over-the-counter market. See Part II, Item 5 of the Form 10-K Report under the caption "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS."

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

         On April 30, 1997, the Board of Directors adopted the Bruno's, Inc. Directors' Deferred Compensation Plan (the "Deferred Compensation Plan"). On May 26, 1998, the Board of Directors voted to suspend the Deferred Compensation Plan effective as of May 3, 1998. During the period when it was in effect, the Deferred Compensation Plan permitted non-employee directors to defer all or any part of the fees that they received for serving on the Board of Directors. Amounts deferred were credited, at the election of the director, to an unfunded cash account (the "Cash Account") or to an account under which the director would receive compensation in the form of shares of the Company's Common Stock (the "Stock Account"). Amounts credited to the Cash Account accrued interest based on the Company's average borrowing rate from time to time. Amounts credited to the Stock Account were converted into the number of shares of the Company's Common Stock which the amounts would have purchased based on the fair market value of a share of the Company's Common Stock on the date the amounts otherwise would have been paid. When an individual ceases to be a director of the Company, all amounts credited under the Deferred Compensation Plan are paid in one lump sum or in installments based on the election made by the director. Amounts credited to a director's Stock Account will be paid, in the Company's sole discretion, in the form of shares of the Company's Common Stock or in cash, with the amount of cash to be determined by multiplying the number of shares in the Stock Account by the then fair market value of a share of the Company's Common Stock.

         Three of the current members of the Board of Directors elected to participate in the Deferred Compensation Plan for the period commencing on June 1, 1997. The participating directors were Messrs. Raether, Greene, and Brous. All of such participating directors elected to have all of their fees for serving on the Board of Directors credited to a Stock Account. For the period from June 1, 1997 through May 3, 1998, the amounts credited to the Stock Account of each participating director were converted into the equivalent of 10,212 shares of the Company's Common Stock.

         As a result of the suspension of the Deferred Compensation Plan effective as of May 3, 1998, all of the directors who were participating in the Deferred Compensation Plan have received their fees for serving on the Board of Directors in cash since May 3, 1998. The amounts previously credited to the Stock Accounts of each participating director will continue to be held by the Company and will be distributed to such participating director on the first day of the year following such director's retirement or separation from the Board of Directors.

EMPLOYMENT AGREEMENT WITH JAMES A. DEMME

         On September 19, 1997, the Board of Directors of the Company elected Mr. Demme to the position of Chairman of the Board and Chief Executive Officer of the Company. In conjunction with his election, Mr. Demme entered into an Employment Agreement with the Company dated as of September 19, 1997. Mr. Demme's Employment Agreement was amended on January 31, 1998 and again on July 22, 1998. All references to Mr. Demme's Employment Agreement refer to his Employment Agreement as so amended.

         The Employment Agreement with Mr. Demme provided that he would receive a signing bonus of $1,200,000 as soon as practicable after commencement of his employment with the Company. The Employment Agreement further provided that Mr. Demme and the Company would enter into a Management Stockholder's Agreement under which Mr. Demme would purchase the number of shares of Common Stock of the Company having a current market value equal to $1,000,000. Accordingly, on September 19, 1997, the Company and Mr. Demme entered into a Management Stockholder's Agreement under which Mr. Demme purchased 200,000 shares of the Company's Common Stock at a price of $5.00 per share or an aggregate price of $1,000,000. In conjunction with the purchase of these shares, the Company made a loan to Mr. Demme in the amount of $1,000,000 subject to the condition that the loan would be prepaid in an amount equal to the after-tax proceeds of the signing bonus paid to Mr. Demme. The after-tax proceeds of the signing bonus were $625,354, and this amount was paid by Mr. Demme to the Company. Mr. Demme executed a promissory note in favor of the Company in the original principal amount of $374,646, which represents the difference between the aggregate purchase price for the shares of the Company's Common Stock purchased by Mr. Demme and the after-tax proceeds of Mr. Demme's signing bonus. SEE "INDEBTEDNESS OF MANAGEMENT." In connection with his purchase of shares of the Company's Common Stock, the Company granted to Mr. Demme the stock options described above in the table entitled "FISCAL YEAR-END OPTION VALUES."

         Mr. Demme's Employment Agreement provides that he is entitled to receive an annual base salary of $400,000 and an annual performance bonus with a target amount equal to not less than 50% of his base salary and a maximum amount equal to 100% of his base salary. The performance bonus is based on the satisfaction of performance criteria established by the Board of Directors of the Company. The Employment Agreement also provided for the Company to pay Mr. Demme's relocation expenses. The relocation payments made to or on behalf of Mr. Demme during the fiscal years ended January 31, 1998 and January 30, 1999 are reported above in the table entitled "SUMMARY COMPENSATION TABLE."

         The term of the Employment Agreement for Mr. Demme will terminate on January 31, 2000 but will be automatically renewed for two years on February 1, 2000 and on each successive anniversary thereof unless the Company notifies Mr. Demme in writing within the 90-day period prior to expiration of the then term of the Employment Agreement that the term will not be so renewed. The Company has the right to terminate Mr. Demme's employment at any time and for any reason. If Mr. Demme's employment is terminated by the Company without cause or by Mr. Demme for "good reason," then Mr. Demme will be entitled to receive a termination amount payable in 24 monthly installments equal to the remaining base salary owed by the Company to Mr. Demme for the balance of the then term of the Employment Agreement plus two times the sum of Mr. Demme's annual base salary plus target bonus as in effect immediately prior to the event giving rise to such termination. The amount paid to Mr. Demme will be reduced by the base salary paid to Mr. Demme by a subsequent employer during the last 12 months of the 24-month severance period. Mr. Demme also will be entitled to receive payment for accrued but unused vacation days and to continued coverage for 24 months under any employee medical, disability and life insurance plans in accordance with the terms of such plans. Mr. Demme may terminate his employment for "good reason" in the event of (i) a material breach by the Company of any provision of his

Employment Agreement, including a material reduction by the Company in Mr. Demme's duties, authority, support or responsibilities, (ii) a decision by the Company requiring Mr. Demme to perform his duties and responsibilities for the Company at a location other than Birmingham, Alabama, or (iii) a reduction by the Company in Mr. Demme's base salary, other than a reduction that is part of a general salary reduction program affecting at least 90% of the officers of the Company and not exceeding 10% of Mr. Demme's base salary.

EMPLOYMENT AGREEMENTS WITH OTHER NAMED EXECUTIVE OFFICERS

         In addition to the Employment Agreement with Mr. Demme, the Company also entered into Employment Agreements with each of Messrs. Hagan, Grant, and Butler and with Ms. Hayden. All of these Employment Agreements were amended on January 31, 1998 and again on July 22, 1998. These Employment Agreements, as so amended, are hereinafter referred to as the "Employment Agreements."

         The Employment Agreements provide that the executive officer is entitled to receive a base salary, which may be increased in the reasonable discretion of the Company, and an annual bonus with a target amount equal to 50% of the executive officer's base salary and a maximum amount equal to 100% of the executive officer's base salary. The initial base salaries specified in the Employment Agreements are $275,000 for Mr. Hagan, $240,000 for Mr. Grant, $210,000 for Mr. Butler, and $190,000 for Ms. Hayden.

         The Employment Agreements provide that each executive officer would be given the opportunity to purchase a specified number of shares of the Company's Common Stock at a price of $12.00 per share and would be granted options to purchase additional shares of the Company's Common Stock at an exercise price of $12.00 per share. Pursuant to the Employment Agreements, the Company sold 25,000 shares of the Company's Common Stock to each of Mr. Hagan and Mr. Grant, 20,833 shares of the Company's Common Stock to Mr. Butler, and 15,625 shares of the Company's Common Stock to Ms. Hayden. The Company also granted to the executive officers the stock options described above in the table entitled "FISCAL YEAR- END OPTION VALUES."

         The Employment Agreements also provided for the Company to pay relocation expenses or allowances for the executive officers and to pay a signing bonus to Mr. Butler. Mr. Butler's signing bonus was $20,000 (net of taxes and other required withholdings) and was paid in two equal installments of $10,000 each (net of taxes and other required withholdings) on February 28, 1997 and February 28, 1998. The relocation payments and Mr. Butler's signing bonus are reported above in the table entitled "SUMMARY COMPENSATION TABLE."

         The term of the Employment Agreement for each executive officer will terminate on January 31, 2000 but will be automatically renewed for two years on February 1, 2000 and on each successive anniversary thereof unless the Company notifies the executive officer in writing within the 90-day period prior to the expiration of the then term of the Employment Agreement that the term will not be so renewed. The Company has the right to terminate an executive officer's employment at any time and for any reason. If an executive officer's employment is terminated by the Company without cause or by the executive officer for "good reason," then the executive officer is entitled to receive a severance payment equal to the remaining base salary owed by the Company to the executive officer for the balance of the then term of the Employment Agreement plus 12 month's additional base salary plus target bonus as in effect immediately prior to the event giving rise to such termination. The amount paid to the executive officer will by reduced by the base salary paid to the executive officer by a subsequent employer during the last six months of the 12-month severance period. The executive officer also will be entitled to continued coverage for 12 months under any employee medical, disability and life insurance plans in accordance with the terms of such plans. An executive officer may terminate his or her employment for "good reason" in the event of
(i) a material breach by the Company of any provision of the Employment Agreement, including a demotion by the Company in the executive officer's position or the assignment to the executive officer of duties or responsibilities which are materially inconsistent with the duties or responsibilities contemplated by the Employment Agreement, (ii) a reduction by the Company in the executive officer's base salary or bonus opportunity, other than a reduction that is part of a general salary reduction program affecting all senior executives of the Company and that does not exceed 10% of the executive officer's base salary, or (iii) a change in the executive officer's work location to a location other than Birmingham, Alabama.

         Mr. Butler's employment with the Company was terminated on January 31, 1999. The Company is making severance payments to Mr. Butler in accordance with the terms of his Employment Agreement. Mr. Butler has agreed that the Company may withhold from such severance payments the amount necessary to repay Mr. Butler's indebtedness to the Company. SEE "INDEBTEDNESS OF MANAGEMENT."

         Mr. Hagan voluntarily terminated his employment with the Company effective April 9, 1999. Mr. Hagan is not receiving severance payments under his Employment Agreement.

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

         Participants in the Retention Plan are designated by the Compensation Committee of the Board of Directors. There are currently 18 key employees participating in the Retention Plan, including the Named Executive Officers (except for Mr. Hagan and Mr. Butler who are no longer employed by the Company). Each participant is entitled to receive an annual retention bonus in an amount equal to a percentage of the participant's annual base salary, but such percentage may not exceed 125% for any senior officer of the Company and 55% for any other key employee of the Company. The bonus percentages specified by the Compensation Committee for the Named Executive Officers are 125% for Mr. Demme, 75% for Mr. Hagan, 65% for Mr. Grant, and 50% for Mr. Butler and Ms. Hayden. Each participant who is employed by the Company for the first six months of a fiscal year is entitled to receive 25% of his or her retention bonus for such fiscal year. If such participant remains employed for the last six months of the fiscal year, then such participant is entitled to receive the remaining 75% of his or her retention bonus for such fiscal year. The bonuses paid or accrued by the Company under the Retention Plan for the Named Executive Officers for the fiscal year ended January 30, 1999 are reported above in the tabled entitled "SUMMARY COMPENSATION TABLE."

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

BRUNO'S, INC. SEVERANCE PLAN

         On June 3, 1998, the Executive Committee of the Board of Directors of the Company approved and adopted the Bruno's, Inc. Severance Plan (the "Severance Plan"). The Severance Plan also was approved on June 3, 1998 by an order of the United States Bankruptcy Court for the District of Delaware. The Severance Plan covers key employees of the Company who work in the Company's corporate office and distribution center, excluding employees who have entered into an employment agreement with the Company. Approximately 120 key employees of the Company are currently participating in the Severance Plan.

         The Severance Plan is designed to assist the Company in its efforts to retain the services of the participants in the Severance Plan by providing financial protection to such participants in the event of the termination of their employment as the result of a "change in control" of the Company. If a participant's employment is terminated by the Company without cause or if the participant resigns for "good reason" within three months preceding or within 12 months following a "change in control" of the Company, then such participant will be entitled to receive severance pay equal to his or her monthly pay rate in effect on the termination date multiplied by (i) 12 months if the participant is a Senior Vice President or Vice President of the Company, (ii) six months if the participant is a director-level employee of the Company, or
(iii) three months if the participant is a key employee other than a Senior Vice President, Vice President, or director-level employee of the Company. Participants who are terminated without cause or who resign for "good reason" are also entitled to receive continued group medical and life insurance benefits for the period during which they are entitled to receive severance pay. The Severance Plan provides that the severance benefits to which a terminated participant is entitled will be reduced by any remuneration received or earned by the terminated participant from another employer following four and one-half months after the participant's termination date.

         A participant in the Severance Plan may terminate his or her employment for "good reason" within three months preceding or within 12 months following a "change in control" of the Company in the event of (i) any reduction in his or her base salary, target bonus opportunity or, except for changes applicable to all similarly situated employees, employee benefits, (ii) any material change in duties, the result of which is that a substantial portion of such changed duties is inconsistent with such participant's education, experience or training, or (iii) any change in his or her principal work location of more than the greater of 50 miles and the participant's current distance traveled to his or her principal work location as of June 3, 1998. For purposes of the Severance Plan, a "change in control" of the Company is defined to include (i) the approval by the Board of Directors of the Company of a plan of liquidation with respect to the Company, (ii) the sale or other divestiture of all or substantially all of the assets of the Company, (iii) the acquisition by any person or affiliated group of persons of the common stock of the Company pursuant to a plan of reorganization or otherwise with the result that such person or affiliated group owns directly or indirectly a majority of the outstanding voting stock of the Company, except for the acquisition of a majority of the outstanding voting stock of the Company in accordance with a plan of reorganization of the Company by an entity that is a creditor of the Company (other than a creditor engaged in the wholesale or retail sale or distribution of groceries or other food products), or (iv) the appointment of a trustee for the Company or the conversion of the Company's case under chapter 11 of title 11 of the Bankruptcy Code to a liquidation case under chapter 7 of the Bankruptcy Code.

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

         The plan permits the Company to make discretionary profit sharing contributions to the accounts of eligible participants in an amount determined annually by the Board of Directors of the Company. The Company did not make discretionary contributions to the plan during the fiscal years ended February 1, 1997, January 31, 1998, and January 30, 1999.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

OWNERSHIP OF COMPANY STOCK BY CERTAIN HOLDERS

         On August 18, 1995, Crimson Acquisition Corp. was merged into and with the Company (the "Merger"). Since the date of the Merger, Crimson Associates, L.P. and KKR Partners, II, L.P. (the "Partnerships") have owned 20,833,333 shares of the Company's Common Stock. The shares owned by the Partnerships represent approximately 81.7% of the outstanding shares of Common Stock as of May 15, 1999. The Partnerships also own warrants under which they have the right to purchase an additional 10,000,000 shares of Common Stock at an exercise price of $12.00 per share, subject to adjustment (the "Warrants"). The Partnerships were organized by KKR.

         The following table sets forth, as of the close of business on May 15, 1999, information as to those stockholders (other than the executive officers and directors of the Company) known to the Company to be the beneficial owners of more than 5% of the outstanding shares of the Company's Common Stock:

                                               COMMON STOCK                PERCENTAGE OF
                                             BENEFICIALLY OWNED            COMMON STOCK
         NAME AND ADDRESS                     ON MAY 15, 1999               OUTSTANDING
         ----------------                     ---------------               -----------

         KKR Associates, L.P. (1)              30,833,333 (2)               86.8% (3)
         9 West 57th Street
         New York, NY 10019

         (1) The shares of Common Stock shown as owned by KKR Associates are owned of record by the Partnerships. KKR Associates is the sole general partner of the Partnerships and possesses the sole voting and investment power of the Partnerships. Messrs. Raether and Greene (both whom are members of the Board of Directors of the Company) are general partners of KKR Associates. The other general partners of KKR Associates are Henry R. Kravis, George R. Roberts, Robert I. MacDonnell, Michael W. Michelson, Michael T. Tokarz, Perry Golkin, Clifton S. Robbins, Scott M. Stuart and Edward A. Gilhuly. Mr. Brous, who is a member of the Board of Directors of the Company, is a limited partner of KKR Associates. Messrs. Kravis and Roberts are former members of the Board of Directors of the Company. They resigned their positions as directors of the Company on January 7, 1999.

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

                                               COMMON STOCK BENEFICIALLY      PERCENTAGE OF COMMON
NAME                                             OWNED ON MAY 15, 1999        STOCK OUTSTANDING (1)
----                                             ---------------------        ---------------------

James A. Demme...........................                225,000                         *
Paul E. Raether..........................             30,833,333 (2)                 86.8%
James H. Greene, Jr......................             30,833,333 (2)                 86.8%
Ronald G. Bruno..........................                 75,033 (3)                     *
Nils P. Brous............................                    -0-                         *
Robert R. Onstead........................                    -0-                         *
James J. Hagan...........................                 45,000 (4)                     *
Walter M. Grant..........................                 41,875 (4)                     *
John Butler..............................                 20,833                         *
Laura Hayden.............................                 29,687 (4)                     *

All Executive Officers and Directors as
a group (14 persons).....................             31,286,761 (5)                 87.9%

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

         (3)        This amount includes 37,510 shares owned directly by Mr.
Bruno, 176 shares owned by Mr. Bruno's wife, 1,325 shares held by Mr. Bruno as a Trustee for his minor son, 19,248 shares held by Mr. Bruno as co-trustee for various family members, and 16,774 shares held by Mr. Bruno as executor for an estate.

         (4) These amounts include shares subject to purchase within the next 60 days pursuant to the exercise of stock options as follows: Mr. Demme, 25,000 shares; Mr. Hagan, 20,000 shares; Mr. Grant, 16,875 shares; and Ms. Hayden, 14,062 shares.

         (5) The number of shares shown for directors and executive officers as a group includes an aggregate of 10,061,937 shares which are subject to purchase by members of the group within the next 60 days pursuant to the exercise of stock options and pursuant to the exercise of the Warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN RELATIONSHIPS BETWEEN THE COMPANY AND ITS OFFICERS AND DIRECTORS

         The Partnerships hold an aggregate of 20,833,333 shares of the Company's Common Stock as well as the Warrants. These shares of Common Stock and the Warrants were acquired pursuant to the Merger. The Warrants are exercisable at a price of $12.00 per share, subject to adjustment. The general partner of the Partnerships is KKR Associates, a New York limited partnership. KKR Associates has sole voting and investment power with respect to the shares of the Company's Common Stock held by the Partnerships. Messrs. Raether and Greene are general partners of KKR Associates. The other general partners of KKR Associates are Henry R. Kravis, George R. Roberts, Robert I. MacDonnell, Michael W. Michelson, Michael T. Tokarz, Perry Golkin, Clifton S. Robbins, Scott M. Stuart and Edward A. Gilhuly. Mr. Brous is a limited partner of KKR Associates. Messrs. Kravis and Roberts are former members of the Board of Directors of the Company. They resigned their positions as directors of the Company on January 7, 1999.

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

         KKR, which is an affiliate of KKR Associates, may receive investment banking fees for services rendered to the Company in connection with certain transactions. During the fiscal year ended January 30, 1999, the Company did not pay any fees to KKR for management, consulting and financial services provided by KKR to the Company. Messrs. Raether and

Greene are members of the limited liability company which serves as the general partner of KKR, and Mr. Brous is an executive of KKR.

INDEBTEDNESS OF MANAGEMENT

         The Company made loans to certain of the Named Executive Officers in connection with their purchase of shares of the Company's Common Stock. Each loan bears interest at the applicable federal rate as determined under the Internal Revenue Code of 1986, as amended, at the time the loan was made. The table below shows the outstanding amounts due under these loans as of May 15, 1999:

         NAME AND TITLE                                 AMOUNT OF INDEBTEDNESS    APPLICABLE
         OF EXECUTIVE OFFICER                                 TO COMPANY         INTEREST RATE
         --------------------                                 ----------         -------------

         James A. Demme                                       $406,157               6.14%
         Chairman of the Board and
         Chief Executive Officer

         John Butler                                          $ 98,760               6.39%
         Former Senior Vice President -
         Operations

         Laura Hayden                                         $102,136               6.53%
         Senior Vice President - Human Resources

         Each loan is secured by the shares of the Company's Common Stock held by the Named Executive Officer to whom the loan was made. Prior to June 30, 1998, interest on the loans was due on June 30 and December 31 of each year. On June 16, 1998, the Company and each of the Named Executive Officers to whom a loan was made entered into an amendment to the promissory note evidencing such loan. The amendment provides that accrued but unpaid interest will be added to the principal amount of the promissory note on June 30 and December 31 of each year, beginning with the interest payment due on June 30, 1998. The principal amount of the loan made to each Named Executive Officer, together with accrued but unpaid interest thereon, is due upon the earliest to occur of (i) one year following the termination of the Named Executive Officer's employment with the Company without cause or for "good reason," (ii) immediately upon the termination of the Named Executive Officer's employment with the Company for cause or without "good reason," (iii) the disposition by the Named Executive Officer of all or any part of the shares of the Company's Common Stock purchased by the Named Executive Officer from the Company with the proceeds of the loan, or (iv) seven years from the date on which the loan was made.

         Mr. Butler's employment with the Company was terminated on January 31, 1999. The Company and Mr. Butler agreed that the Company will withhold from the severance payments otherwise due to Mr. Butler the amount necessary to repay Mr. Butler's indebtedness to the Company in full. The Company is withholding $5,321.98 from each of the 26 bi-weekly severance payments to which Mr. Butler is entitled. This amount includes both principal and interest. The outstanding amount owed by Mr. Butler to the Company was reduced from $133,884 as of January 31, 1999 to $98,760 as of May 15, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Bruno's, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BRUNO'S, INC.
                                        (Registrant)



                                        By /s/ James A. Demme
                                          -------------------------------------
                                          James A. Demme
                                          Chairman of the Board and
                                          Chief Executive Officer
                                          (Principal Executive Officer)


Dated:  May 28, 1999