Form 10-Q
period 1999-05-01
BRUNOS INC
filed 1999-06-10
CIK 14920

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------
                                    FORM 10-Q
                          ----------------------------

(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MAY 1, 1999

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM             TO
                                          ------------   ------------

                          COMMISSION FILE NUMBER 0-6544

                      -------------------------------------

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

                                 YES (X) NO ( )



THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF JUNE 4, 1999 WAS 25,507,982.

                                                      Commission File No. 0-6544

                                  BRUNO'S, INC.
                             (DEBTOR-IN-POSSESSION)

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:                                                            PAGE NO.
                                                                                          --------
      Condensed Consolidated Balance Sheets at May 1, 1999                                   2
         and January 30, 1999

      Condensed Consolidated Statements of Operations for the                                3
        Thirteen (13) Week Periods Ended May 1, 1999 and
         May 2, 1998

      Condensed Consolidated Statements of Cash Flows for the                                4
         Thirteen (13) Week Periods Ended May 1, 1999 and
         May 2, 1998

      Notes to Condensed Consolidated Financial Statements                                   5

Item 2.  Management's Discussion and Analysis of  Financial Condition                       10
             and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risks                        18


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                                  18

Item 2.  Changes in Securities                                                              18

Item 3.  Defaults Upon Senior Securities                                                    18

Item 4.  Submission of Matters to a Vote of Security Holders                                19

Item 5.  Other Information                                                                  19

Item 6.  Exhibits and Reports on Form 8-K                                                   19

Signature Page                                                                              20

                                                      Commission File No. 0-6544
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


BRUNO'S, INC.
(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MAY 1, 1999 AND JANUARY 30, 1999
(In Thousands Except Share and Per Share Amounts)
-------------------------------------------------------------------------------

                                                                 MAY 1,       JANUARY 30,
                                                                  1999           1999
                                                               (unaudited)
                                                               -----------    -----------
ASSETS:
      Current assets:
        Cash and cash equivalents                               $  89,356      $  65,953
        Receivables                                                13,981         25,463
        Inventories, net of LIFO reserve of $3,989
          at May 1, 1999, and  January 30, 1999                   159,591        178,140
        Vendor deposits                                            11,216         15,168
        Prepaid expenses and other                                  8,878         10,242
                                                                ---------      ---------
          Total current assets                                    283,022        294,966
                                                                ---------      ---------

      Property and equipment, net of accumulated
        depreciation of $310,908 and $329,717,
        respectively                                              261,055        270,186
                                                                ---------      ---------

      Intangibles and other assets, net                            40,959         41,530
                                                                ---------      ---------


          Total                                                 $ 585,036      $ 606,682
                                                                =========      =========


LIABILITIES AND SHAREHOLDERS' DEFICIENCY IN
      NET ASSETS:
    Liabilities not subject to compromise
      Current liabilities:
        Current maturities of capitalized lease obligations     $   4,148      $   4,130
        Accounts payable                                           55,056         65,472
        Accrued payroll and related expenses                       14,311         15,042
        Other accrued expenses                                     32,498         31,247
                                                                ---------      ---------
          Total current liabilities                               106,013        115,891
                                                                ---------      ---------


      Noncurrent liabilities:
        Capitalized lease obligations                               5,270          6,276
        Other noncurrent liabilities                               24,339         25,494
                                                                ---------      ---------
          Total noncurrent liabilities                             29,609         31,770
                                                                ---------      ---------

    Liabilities subject to compromise                             986,112        996,363
                                                                ---------      ---------

    Shareholders' deficiency in net assets:
        Common Stock, $.01 par value, 60,000,000
          shares authorized; 25,507,982 issued and
           outstanding at May 1, 1999, and January 30, 1999           255            255
        Paid-in capital (deficiency)                             (586,944)      (586,944)
        Retained earnings                                          51,578         50,972
        Shareholders' notes receivable                             (1,587)        (1,625)
                                                                ---------      ---------
          Total deficiency in net assets                         (536,698)      (537,342)
                                                                ---------      ---------

          Total                                                 $ 585,036      $ 606,682
                                                                =========      =========

See notes to condensed consolidated financial statements.

                                                      Commission File No. 0-6544
BRUNO'S, INC.
(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRTEEN WEEK PERIODS ENDED MAY 1, 1999 AND
MAY 2, 1998
(In Thousands Except Share and Per Share Amounts)
--------------------------------------------------------------------------------


                                                                          MAY 1,            MAY 2,
                                                                           1999              1998
                                                                        (13 WEEKS)        (13 WEEKS)
                                                                        (unaudited)       (unaudited)
                                                                       ------------      ------------
NET SALES                                                              $    406,666      $    501,729
                                                                       ------------      ------------

COST AND EXPENSES:
     Cost of products sold                                                  311,580           389,239
     Store operating, selling and administrative expenses                    82,403           106,985
     Depreciation and amortization                                           11,331            13,480
     Interest expense, net (contractual interest for 1999 and 1998
            estimated at $20,654 and $21,042, respectively)                     758               598
     Reorganization items, net                                                  (12)            2,780
                                                                       ------------      ------------
           Total cost and expenses                                          406,060           513,082
                                                                       ------------      ------------


           Income (loss) before income taxes                                    606           (11,353)

PROVISION FOR INCOME TAXES                                                       --                --
                                                                       ------------      ------------


           Net income (loss)                                           $        606      $    (11,353)
                                                                       ============      ============


NET INCOME (LOSS) PER BASIC AND DILUTED
     COMMON SHARE                                                      $       0.02      $      (0.45)
                                                                       ============      ============


WEIGHTED AVERAGE BASIC AND DILUTED
     COMMON SHARES OUTSTANDING                                           25,507,982        25,507,982
                                                                       ============      ============


See notes to condensed consolidated financial statements.

BRUNO'S, INC.
(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTEEN WEEK PERIODS ENDED MAY 1, 1999 AND
MAY 2, 1998
(Amounts In Thousands)
-------------------------------------------------------------------------------

                                                                     MAY 1,         MAY 2,
                                                                      1999           1998
                                                                   (13 WEEKS)     (13 WEEKS)
                                                                  (unaudited)    (unaudited)
                                                                  -----------    -----------
OPERATING ACTIVITIES:
     Net income (loss)                                            $       606    $   (11,353)
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Depreciation and amortization                                  11,331         13,480
        Change in assets and liabilities                               13,075          9,726
                                                                  -----------    -----------
           Total adjustments                                           20,316         17,646
     Payments for professional fees and other expenses related
     to the Chapter 11 Cases, net of interest income                   (2,045)        (2,780)
                                                                  -----------    -----------

           Net cash provided by operating activities                   22,967          9,073
                                                                  -----------    -----------

INVESTING ACTIVITIES:
     Proceeds from sale of property - reorganization                    4,922             --
     Proceeds from sale of property                                        --         17,086
     Capital expenditures                                              (3,480)        (5,314)
                                                                  -----------    -----------

           Net cash provided by investing activities                    1,442         11,772
                                                                  -----------    -----------

FINANCING ACTIVITIES:
     Reductions of prepetition capitalized lease obligations           (1,006)          (961)
                                                                  -----------    -----------

           Net cash used in financing activities                       (1,006)          (961)
                                                                  -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              23,403         19,884

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         65,953          2,888
                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $    89,356    $    22,772
                                                                  ===========    ===========


See notes to condensed consolidated financial statements.

                                                      Commission File No. 0-6544

BRUNO'S, INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE THIRTEEN WEEK PERIODS ENDED MAY 1, 1999 AND MAY 2, 1998 (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Bruno's, Inc. (the "Company") and its wholly owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the thirteen weeks ended May 1, 1999, are not necessarily indicative of the results that may be expected for the entire fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the consolidated financial position and results of operations of the Company for the interim periods.

On February 2, 1998, the Company and each of its 11 subsidiaries each filed a petition for reorganization under chapter 11 of title 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). The petitions were filed in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") under case numbers 98-212(SLR) through 98-223(SLR) (the "Chapter 11 Cases"). The Chapter 11 Cases have been procedurally consolidated for administrative purposes. The Company and its subsidiaries will continue to manage their affairs and operate their business as debtors-in-possession while the Chapter 11 Cases are pending. As debtors-in-possession, the Company may not engage in transactions outside the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

On May 27, 1999, the Company filed its proposed plan of reorganization (the "Proposed Plan of Reorganization") with the Bankruptcy Court. The Proposed Plan of Reorganization, if ultimately approved by the Company's creditors and confirmed by the Bankruptcy Court, will materially change the amounts reported in the consolidated financial statements, which currently do not reflect any adjustments to the carrying value of assets or the amounts of liabilities that might be necessary as a result of confirmation of the Proposed Plan of Reorganization. Pursuant to the guidance provided by Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company will adopt "fresh start" reporting as of the effective date of the Proposed Plan of Reorganization. Under "fresh start" reporting, the reorganization value of the entity is allocated to the entity's assets. After the effective date of the Proposed Plan of Reorganization, the Company's consolidated financial statements will not be comparable with those prepared before the effective date, including the historical financial statements included in this quarterly report.

2.    INCOME TAXES

The Company has utilized its net operating loss carryforwards to offset the net income reported for the quarter ended May 1, 1999, and, therefore, no income tax expense has been recorded for this period. In assessing the realization of the Company's deferred income tax assets, management considers the likelihood that the deferred income tax assets will be realized through future taxable income. Based upon projections over the periods in which deferred income tax assets are deductible, at May 1, 1999, management believes it is unlikely that any net deferred income tax assets will be realized. Accordingly, the Company has fully reserved its net deferred income tax assets.


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

In addition, the Company is a party to various legal and taxing authority proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these proceedings will not have a material adverse effect on the Company's financial position, results of operations or cash flows. The Company's liability, if any, with respect to proceedings occurring prior to the commencement of the Chapter 11 Cases will be paid in accordance with the terms of the plan of reorganization ultimately confirmed by the Bankruptcy Court.

4.    DEBTOR-IN-POSSESSION FINANCING

Subsequent to the filing of the Chapter 11 Cases, the Company entered into a Revolving Credit and Guaranty Agreement (the "Loan Agreement") with The Chase Manhattan Bank ("Chase") to provide secured debtor-in-possession financing. The Loan Agreement, as amended, provides for borrowings dependent upon the Company's level of inventory, real estate and claims from certain vendors. The Company has voluntarily reduced its maximum borrowings under the Loan Agreement from $200 million to $100 million because the Company does not believe it will need the additional borrowing capacity and because the reduction will result in a decrease in the fees paid by the Company under the Loan Agreement. The maximum borrowings under the Loan Agreement include a subfacility of $32 million for the issuance of letters of credit. The Loan Agreement grants a security interest in substantially all of the Company's assets. Under the Loan Agreement, certain vendors who have agreed to provide the Company, among other things, with a line of credit and acceptable credit terms (the "Participating Vendors") are secured on a pari passu basis with the security interest granted to Chase and the other lenders. All obligations under the Loan Agreement will be afforded "super-priority" administrative expense status in the Chapter 11 Cases. Advances under the Loan Agreement bear interest at Chase's Alternative Base Rate (as defined in the Loan Agreement) plus 3/4 of 1%.

The Loan Agreement, as amended, contains certain restrictive covenants which, among other things, require the Company to maintain a minimum cumulative EBITDA as measured at the end of each of the Company's fiscal periods. The restrictive covenants also limit the Company's capital expenditures and dividends and the ability of the Company to grant liens and incur additional indebtedness. As of May 1, 1999, the Company was in compliance with the covenants contained in the Loan Agreement as amended.

 The Loan Agreement will terminate upon the earlier of consummation of a plan of reorganization in the Chapter 11 Cases, February 1, 2000 or a Prepayment Date (as such term is defined in the Loan Agreement). All borrowings under the Loan Agreement will become due 30 days after termination.

At May 1, 1999, the Company had no direct borrowings outstanding under the Loan Agreement but had utilized $5.9 million of its availability under the Loan Agreement to issue letters of credit. Trade payables owed to Participating Vendors (as defined in the Loan Agreement) did not reduce the Company's availability under the Loan Agreement because the Company's borrowing base, as defined in the Loan Agreement, exceeded the $100 million limitation on borrowings under the Loan Agreement.


5.    LIABILITIES SUBJECT TO COMPROMISE

As described in Note 1, since February 2, 1998, the Company has been operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code and has been subject to the jurisdiction and supervision of the Bankruptcy Court. Liabilities subject to compromise refer to liabilities outstanding prior to the commencement of the Chapter 11 Cases. In the Chapter 11 Cases, substantially all liabilities of the Company as of the date of the filing of the petitions for reorganization will be subject to settlement under the plan or plans of reorganization. Certain creditors have filed claims substantially in excess of the amounts reflected in the Company's records. Differences between amounts shown by the Company and claims filed by the creditors are currently being investigated and reconciled. After completion of these reconciliations, any remaining differences may be resolved by negotiated agreement between the Company and the claimant or by the Bankruptcy Court as part of the Chapter 11 Cases. Consequently, the amount of liabilities subject to compromise as shown in the Company's Consolidated Balance Sheet at May 1, 1999, will likely be subject to adjustment.

In the consolidated balance sheet of the Company, liabilities subject to compromise consist of:


                                                                            May 1, 1999    January 30, 1999
                                                                            ------------   ----------------

      Long-term debt                                                          $ 858,626       $  858,722
      Trade accounts                                                             86,363           87,081
      Prepetition accrued interest                                               24,727           24,727
      Allowed claims for lease rejection                                         11,548           11,548
      Other prepetition items                                                     4,848           14,285
                                                                              ---------       ----------
                                                                              $ 986,112       $  996,363
                                                                              =========       ==========


These amounts represent management's best estimate of known or potential claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, or other events. Payment terms for these amounts will be established as the Chapter 11 Cases proceed.

The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including prepetition wages, vacation pay, employee benefits and reimbursement of employee business expenses. The Bankruptcy Court also has authorized the Company to pay up to $23.0 million of prepetition obligations to critical vendors to aid the Company in maintaining the normal flow of merchandise to its stores. As of May 1, 1999, the Company had made $19.3 million of such payments.


6.    REORGANIZATION ITEMS

Expenses directly incurred as a result of the Chapter 11 Cases have been segregated from the normal operations and are disclosed separately. The major components are as follows:


                                                     13 Weeks Ended       13 Weeks Ended
                                                       May 1, 1999          May 2, 1998
                                                     --------------       --------------

      Professional fees and administrative items     $        3,000       $        3,000
      Sale of excess properties                              (2,057)                 -0-
      Interest income                                          (955)                (220)
                                                     --------------       --------------
                                                     $          (12)      $        2,780
                                                     ==============       ==============

PROFESSIONAL FEES AND ADMINISTRATIVE ITEMS:

Professional fees and administrative items relate to legal, accounting, other professional and employee costs directly attributable to the Chapter 11 Cases.

SALE OF EXCESS PROPERTIES:

The Company recorded a gain on the sale of real estate that was not being used by the Company.

INTEREST INCOME:

This amount represents interest income associated with the accumulation of cash and short-term investments subsequent to filing the Chapter 11 Cases.


7.   ACCOUNTING STANDARD NOT YET ADOPTED

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


8.   SUBSEQUENT EVENT

As disclosed in Note 1, the Company's Proposed Plan of Reorganization was filed with the Bankruptcy Court on May 27, 1999. The Proposed Plan of Reorganization is subject to approval by the Bankruptcy Court and the Company's creditors, and if such approval is not obtained, any party in interest could file its own plan of reorganization for the Company.

The filing of the Company's Proposed Plan of Reorganization with the Bankruptcy Court established the allowed amount of the claims for prepetition long-term debt. Consequently, pursuant to the provisions of Statement of Position 90-7, the Company expects to charge approximately $27.1 million of deferred debt issuance costs to expense in the second quarter of the current fiscal year.

For purposes of the Company's Proposed Plan of Reorganization, the reorganization value of the Company is calculated to be $275 million after distributions of cash projected to made under the Proposed Plan of Reorganization. Among other things, the Proposed Plan of Reorganization provides that (i) all prepetition debt, other than capitalized lease obligations, would be eliminated, (ii) general unsecured creditors would receive cash payments in an amount equal to 26% of the agreed value of their claims, (iii) holders of the Company's prepetition bank debt would receive shares of common stock, and (iv) no payments would be made to holders of the Company's Senior Subordinated Notes or to holders of shares of the Company's existing common stock.

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

A table showing the percentage of net sales represented by certain items in the Company's condensed consolidated statements of operations is as follows:


                                                                MAY 1,       MAY 2,
                                                                 1999         1998
                                                              (13 WEEKS)   (13 WEEKS)
                                                              ----------   ----------
    Net sales                                                  100.00%      100.00%
    Cost of products sold                                       76.62%       77.58%
    Store operating, selling, and administrative expenses       20.26%       21.32%
                                                              -------      -------
    EBITDA(1)                                                    3.12%        1.10%

    Depreciation and amortization                                2.79%        2.69%
    Interest expense, net                                        0.18%        0.12%
    Reorganization items, net                                    0.00%        0.55%
                                                              -------      -------


    Income (loss) before income taxes                            0.15%       -2.26%
    Income taxes (benefit)                                       0.00%        0.00%
                                                              -------      -------

    Net income (loss)                                            0.15%       -2.26%
                                                              =======      =======


A summary of the changes in certain items included in the condensed statements of operations for the thirteen week period ended May 1, 1999 as compared to the thirteen week period ended May 2,1998 is as follows (dollars in thousands):




                                                                  Thirteen Weeks
                                                                 Ended May 1, 1999
                                                               Amounts      % Change
                                                              --------      --------

    Net sales                                                 $(95,063)      -18.95%
    Cost of products sold                                      (77,659)      -19.95%
    Store operating, selling, and administrative expenses      (24,582)      -22.98%
                                                              --------      -------
    EBITDA(1)                                                    7,178       130.39%

    Depreciation and amortization                               (2,149)      -15.94%
    Interest expense, net                                          160        26.76%
    Reorganization items, net                                   (2,792)     -100.43%
                                                              --------      -------


    Income before income taxes                                  11,959       105.34%
    Income taxes (benefit)                                          --          N/A
                                                              --------      -------

    Net income                                                $ 11,959       105.34%
                                                              ========      =======


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


GENERAL

As of May 1, 1999, the Company operated a chain of 149 supermarkets and combination food and drug stores. The Company also operated eight retail liquor stores located in the Florida panhandle. As of May 2, 1998, the Company operated 197 supermarkets and combination food and drug stores as well as nine retail liquor stores.

On February 2, 1998, the Company and its 11 subsidiaries each filed a petition for reorganization under chapter 11 of title 11 of the Bankruptcy Code. The Chapter 11 Cases have been procedurally consolidated for administrative purposes. The Company and its subsidiaries are currently operating their businesses and managing their properties as debtors-in-possession pursuant to the Bankruptcy Code. Both before and after the commencement of the Chapter 11 Cases, the Company has taken steps to restructure its operations and to improve profitability. These steps include but are not limited to implementing price reduction strategies, improving inventory levels in the Company's stores, selling excess properties and continuing to analyze and review the Company's market strategy, geographic positioning, and store level return on assets. As a result of this review, the Company sold or closed 48 stores during the twelve-month period ended May 1, 1999. The Company may consider closing or selling additional stores that do not fall within the Company's market strategy or geographic positioning or that do not perform at or above the Company's expected store level return on assets.


ACQUISITIONS AND DIVESTITURES

During the first quarter of the current fiscal year, the Company sold one store which had been closed during the previous fiscal year as well as some miscellaneous excess real estate resulting in proceeds of $4.9 million.

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


RESULTS OF OPERATIONS

NET SALES

Net sales decreased $95.1 million in the quarter ended May 1, 1999, as compared to the quarter ended May 2, 1998. Approximately $91.6 million of the decrease was due to the reduction in the number of stores operated by the Company as a result of the divestitures described above under the heading "ACQUISITIONS AND DIVESTITURES". Comparable store sales decreased 0.9% in the quarter ended May 1, 1999 as compared to the quarter ended May 2, 1998 due primarily to continued competitive activity in the Company's trade areas. Excluding stores that were sold or closed during the fiscal year ended January 30, 1999, comparable store sales decreased by 14.5% in the quarter ended May 2, 1998 as compared to the quarter ended May 3, 1997. The Company's sales in the quarter ended May 2, 1998 were adversely affected by the commencement of the Chapter 11 Cases and the accident that occurred in the Company's distribution center on April 21, 1998. As a result of the distribution center accident, the Company was not able to supply its stores with perishable merchandise from the Company's distribution center from April 21, 1998 through May 24, 1998. Although the Company made temporary arrangements for perishable merchandise with third party suppliers and distributors, the Company was not able to maintain adequate levels of perishable inventories at all times in its stores. The reduction in store-level perishable inventories resulted in a loss of customers and sales.

The Company has implemented new strategies to improve its sales performance. These strategies include lower prices, improved store conditions, and new advertising and promotional programs. Although the Company believes that these strategies have been successful in reducing the loss of customers and sales, there can be no assurances that these strategies will increase sales or will not otherwise have an adverse effect on the Company's business.

GROSS PROFIT

Gross profit (net sales less cost of products sold) as a percentage of net sales for the first quarter was 23.4% compared to 22.4% in first quarter of the prior year. This improvement can be attributed to better inventory control and improved purchasing practices the benefits of which were partially offset by more competitive pricing by the Company.

STORE OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

Store operating, selling, and administrative expenses as a percent of net sales were 20.3% for the period ended May 1, 1999 compared to 21.3% for the comparable period of the prior year. The percentage decreases were due to reductions in labor costs, utility expense and administrative overhead.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)

EBITDA (as defined on page 10) increased by $7.2 million to $12.7 million in the quarter ended May 1, 1999 compared to the quarter ended May 2, 1998. The slight decrease in comparable store sales was more than offset by the improved gross profit and lower store operating and administrative expenses as discussed above.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization for the quarter ended May 1, 1999 was $11.3 million compared to $13.4 million in first quarter of the prior year. This decrease in depreciation and amortization is almost entirely the result of the sale or closure of 48 stores during the prior fiscal year.

INTEREST EXPENSE

As a result of the commencement of the Chapter 11 Cases, the Company ceased accruing interest on its short-term borrowings and long-term debt outstanding at January 31, 1998. Interest expense in the first quarter of the current and prior fiscal years relates primarily to equipment owned under capital leases.

REORGANIZATION ITEMS, NET

Reorganization expenses incurred by the Company during the first quarter of the current fiscal year consisted of $3.0 million of professional and administrative fees offset by a $2.1 million gain on the sale of excess real estate and $1.0 million of interest income earned on cash and short-term investments accumulated subsequent to the filing of the Chapter 11 Cases. During the first quarter of the prior fiscal year, the Company incurred $3.0 million of professional and administrative fees partially offset by $0.2 million of interest earned on cash and short-term investments accumulated subsequent to the commencement of the Chapter 11 Cases.

INCOME TAXES

Net operating loss carryforwards were utilized to offset the income taxes that would otherwise be due on the net income reported for the thirteen weeks ended May 1, 1999. Management believes that it is unlikely that any currently booked deferred income tax assets will be realized through future operations of the Company; therefore, the Company has fully reserved its net deferred tax assets. As a result, the effective tax rate for the quarters ended May 1, 1999 and May 2, 1998 was zero.


ACCOUNTING STANDARD NOT YET ADOPTED

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

The Loan Agreement contains certain restrictive covenants which, among other things, require the Company to maintain a minimum cumulative EBITDA as measured at the end of each of the Company's fiscal periods. The restrictive covenants also limit the Company's capital expenditures and dividends and the ability of the Company to grant liens and incur additional indebtedness. The Fifth Amendment to the Loan Agreement, among other things, amended the minimum cumulative EBITDA and capital expenditure covenants contained in the Loan Agreement and established minimum cumulative EBITDA and capital expenditure covenants for the fiscal year ended January 29, 2000. As of May 1, 1999, the Company was in compliance with the covenants contained in the Loan Agreement as amended.

As of May 1, 1999, the Company had no direct borrowings outstanding under the Loan Agreement but had utilized $5.9 million of its availability under the Loan Agreement to issue letters of credit. Total availability under the Loan Agreement at May 1, 1999 was $94.1 million. Trade payables owed to Participating Vendors (as defined in the Loan Agreement) did not reduce the Company's availability under the Loan Agreement because the Company's borrowing base, as defined in the Loan Agreement, exceeded the $100 million limitation on borrowings under the Loan Agreement. The Company expects that its cash flow from operations and borrowings under the Loan Agreement will provide it with sufficient liquidity to conduct its operations while the Chapter 11 Cases are pending. The Company's long-term liquidity and the adequacy of the

Company's capital resources cannot be determined until a plan of reorganization has been accepted and confirmed in connection with the Chapter 11 Cases.

Operating activities provided $23.0 million of cash for the thirteen week period ended May 1, 1999, and generated cash of $9.1 million for the comparable period of the prior year. The source of cash in the current year is attributable primarily to the increase in EBITDA discussed above and to a decrease in the Company's inventory levels partially offset by a corresponding decrease in accounts payable during the first quarter. The Company also experienced a decrease in inventory levels during the first quarter of the prior year. The cash generated by reduced inventory levels in the prior year was partially offset by advances paid to vendors in order to expedite delivery of inventory to the Company.

Cash flows provided by investing activities were $1.4 million and $11.8 million in the thirteen week periods ended May 1, 1999 and May 2, 1998, respectively. Proceeds from the sale of real estate were $4.9 million in the first quarter of the current year compared to $17.1 million during the comparable period of the prior year. These cash flows were partially offset by capital expenditures of $3.5 million for the first quarter of the current year compared to $5.3 million for the comparable period of the prior year. The Company's capital expenditures are primarily related to the remodeling of existing stores.

Financing activities used $1.0 million in both the thirteen week period ended May 1, 1999 and the comparable period of the prior year. Both current year and prior year financing activities reflect payments on capitalized lease obligations.

The Company's present plans call for additional capital expenditures of $31.3 million for the remainder of the current fiscal year ending January 29, 2000. These plans are subject to change from time to time and the actual amounts spent may vary materially from the estimate set forth above. The Company expects that its capital expenditures for the remainder of the current fiscal year will be financed through cash flows from operations, existing cash balances and, if necessary, borrowings under the Loan Agreement. The Company had no material commitments in connection with these planned capital expenditures at May 1, 1999.

As noted above, on February 2, 1998, the Company filed the Chapter 11 Cases. The Company and its subsidiaries are currently operating their business and managing their properties as debtors-in-possession pursuant to the Bankruptcy Code. The Company filed its Proposed Plan of Reorganization with the Bankruptcy Court on May 27, 1999. The Proposed Plan of Reorganization is subject to approval by the Bankruptcy Court and the Company's creditors. The Company's long-term liquidity and the adequacy of the Company's capital resources cannot be determined until the Company's Proposed Plan of Reorganization, or an alternative plan of reorganization, has been accepted and confirmed by the Bankruptcy Court.

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

In addition to addressing the Year 2000 problem with respect to the Company's internal computer systems, the Company has identified other non-information technology systems which could be affected by the Year 2000 issue. Examples of such other systems are time clocks, refrigeration systems, and heating and air conditioning systems. The Company is currently modifying or replacing the software or microcontrollers containing the Year 2000 design flaws. The Company currently estimates that modifications or replacements of its critical non-information technology systems will be completed by the end of September 1999.

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

Based on current estimates, the Company anticipates that it will incur costs of approximately $12 million relating to Year 2000 issues for its internal computer systems. Approximately $7.1 million of these costs had been incurred as of May 1, 1999. The Company has deferred several systems development projects to minimize the impact of Year 2000 compliance costs, but the Company does not expect that such deferral will have a significant effect on the Company's financial condition and results of operations. Management estimates that the cost of correcting the Year 2000 problem in other non-information technology systems, such as time clocks, refrigeration systems and heating and air conditioning systems, will not be material. The Company believes that the costs of addressing the Year 2000 issue will be financed through cash flows from operations, existing cash balances and, if necessary, borrowings under the Loan Agreement.

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


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is party to the Chapter 11 Cases, which commenced on February 2, 1998. In addition, the Company is a party to a lawsuit filed against the Company by SNA and A.B. Real Estate as described in Note 3 of the Notes to the Condensed Consolidated Financial Statements. The Company also is a party to various other legal and taxing authority proceedings incidental to its business. In the opinion of management, the ultimate liability with respect to these proceedings will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company commenced the Chapter 11 Cases on February 2, 1998. As a result of filing the Chapter 11 Cases, no principal or interest payments will be made on indebtedness incurred by the Company prior to February 2, 1998 until a plan of reorganization defining the repayment terms has been approved by the Bankruptcy Court. Accordingly, the Company did not make the semi-annual $21.0 million interest payments due on February 2, 1998, August 1, 1998 and

February 1, 1999 under the Company's 10 1/2% Senior Subordinated Notes. In addition, the Company has not paid $3.7 million in accrued interest on the Company's other debt outstanding at January 31, 1998.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS

      Exhibit
      Number                       Description
      ------                       -----------

         27                  Financial Data Schedule (for SEC use only)


(B)   REPORTS ON FORM 8-K

On June 4, 1999, the Company filed a Current Report on Form 8-K dated May 27, 1999 under Item 5 "Other Events" to disclose the Company's filing with the Bankruptcy Court of the Proposed Plan of Reorganization.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              BRUNO'S, INC.



                                                  /s/ Arthur B. McCarter
                                              ---------------------------------
                                              Arthur B. McCarter
                                              Senior Vice President and
                                              Chief Financial Officer



Dated: June 10, 1999

                                  BRUNO'S, INC.

                                FORM 10-Q REPORT
                         (FOR QUARTER ENDED MAY 1, 1999)

                                INDEX OF EXHIBITS



    EXHIBIT NUMBER                    DESCRIPTION
    --------------                    -----------


          27                          Financial Data Schedule (for SEC use only)