Form 10-Q
period 1999-07-31
BRUNOS INC
filed 1999-09-10
CIK 14920

==============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------
                                   FORM 10-Q
                              --------------------

(MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

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

                               YES  [X]   NO  [ ]



   THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF SEPTEMBER 10, 1999
                                WAS 25,507,982.

                                                     Commission File No. 0-6544

                                 BRUNO'S, INC.
                             (DEBTOR-IN-POSSESSION)

                                     INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:                                                   PAGE NO.
                                                                                 --------

   Condensed Consolidated Balance Sheets at July 31, 1999                             2
    and January 30, 1999

   Condensed Consolidated Statements of Operations for the                            3
    Twenty-Six (26) and Thirteen (13) Week Periods Ended
    July 31, 1999 and August 1, 1998

   Condensed Consolidated Statements of Cash Flows for the                            4
    Twenty-Six (26) Week Periods Ended July 31, 1999 and
    August 1, 1998

   Notes to Condensed Consolidated Financial Statements                               5

Item 2. Management's Discussion and Analysis of  Financial Condition                 12
        and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risks                  21


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                            21

Item 2. Changes in Securities                                                        21

Item 3. Defaults Upon Senior Securities                                              21

Item 4. Submission of Matters to a Vote of Security Holders                          21

Item 5. Other Information                                                            21

Item 6. Exhibits and Reports on Form 8-K                                             22

Signature Page                                                                       23

                                                     Commission File No. 0-6544
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


BRUNO'S, INC.
(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 1999 AND JANUARY 30, 1999
(In Thousands Except Share and Per Share Amounts)

------------------------------------------------------------------------------------------------------

                                                                      JULY 31,            JANUARY 30,
                                                                        1999                 1999
                                                                     (unaudited)
                                                                    -------------        -------------
ASSETS:
     Current assets:
       Cash and cash equivalents                                    $     110,231        $      65,953
       Receivables                                                         14,498               25,463
       Inventories, net of LIFO reserve of $3,989
        at July 31, 1999, and  January 30, 1999                           160,147              178,140
       Vendor deposits                                                      9,868               15,168
       Prepaid expenses and other                                           8,946               10,242
                                                                    -------------        -------------
        Total current assets                                              303,690              294,966
                                                                    -------------        -------------

     Property and equipment, net of accumulated
       depreciation of $322,339 and $329,717,
       respectively                                                       255,000              270,186
                                                                    -------------        -------------

     Intangibles and other assets, net                                     12,717               41,530
                                                                    -------------        -------------


        Total                                                       $     571,407        $     606,682
                                                                    =============        =============


LIABILITIES AND SHAREHOLDERS' DEFICIENCY IN
     NET ASSETS:
   Liabilities not subject to compromise
     Current liabilities:
       Current maturities of capitalized lease obligations          $       3,870        $       4,130
       Accounts payable                                                    58,514               65,472
       Accrued payroll and related expenses                                16,514               15,042
       Other accrued expenses                                              40,322               31,247
                                                                    -------------        -------------
        Total current liabilities                                         119,220              115,891
                                                                    -------------        -------------


     Noncurrent liabilities:
       Capitalized lease obligations                                        4,530                6,276
       Other noncurrent liabilities                                        19,304               25,494
                                                                    -------------        -------------
        Total noncurrent liabilities                                       23,834               31,770
                                                                    -------------        -------------

   Liabilities subject to compromise                                      984,972              996,363
                                                                    -------------        -------------

   Shareholders' deficiency in net assets:
       Common Stock, $.01 par value, 60,000,000
        shares authorized; 25,507,982 issued and
         outstanding at July 31, 1999, and January 30, 1999                   255                  255
       Paid-in capital (deficiency)                                      (586,944)            (586,944)
       Retained earnings                                                   31,583               50,972
       Shareholders' notes receivable                                      (1,513)              (1,625)
                                                                    -------------        -------------
        Total deficiency in net assets                                   (556,619)            (537,342)
                                                                    -------------        -------------

        Total                                                       $     571,407        $     606,682
                                                                    =============        =============


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Commission File No. 0-6544
BRUNO'S, INC.
(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE TWENTY-SIX AND THIRTEEN WEEK PERIODS ENDED
JULY 31, 1999 AND AUGUST 1, 1998
(In Thousands Except Share and Per Share Amounts)

----------------------------------------------------------------------------------------------------------------------------------

                                                                              JULY 31,     AUGUST 1,     JULY 31,      AUGUST 1,
                                                                                1999          1998         1999          1998
                                                                             (26 WEEKS)    (26 WEEKS)    (13 WEEKS)    (13 WEEKS)
                                                                             (unaudited)   (unaudited)   (unaudited)   (unaudited)
                                                                            ------------  ------------  ------------  ------------

NET SALES                                                                   $    814,812  $    994,022  $    408,146  $    492,293
                                                                            ------------  ------------  ------------  ------------

COST AND EXPENSES:
 Cost of products sold                                                           624,345       776,010       312,765       386,771
 Store operating, selling and administrative expenses                            166,314       214,203        83,911       107,218
 Depreciation and amortization                                                    22,827        26,843        11,496        13,363
 Interest expense, net (contractual interest for 1999 and 1998 esti-
      mated at $41,719 and $42,374, respectively for the 26 week
      period and $21,065 and $21,332, respectively for the 13 week period)         1,484         1,544           726           946
 Reorganization items, net                                                        29,299        21,551        29,311        18,771
                                                                            ------------  ------------  ------------  ------------
      Total cost and expenses                                                    844,269     1,040,151       438,209       527,069
                                                                            ------------  ------------  ------------  ------------


      Loss before income taxes                                                   (29,457)      (46,129)      (30,063)      (34,776)

INCOME TAX BENEFIT - REFUND                                                       10,068            --        10,068            --
                                                                            ------------  ------------  ------------  ------------


      Net loss                                                              $    (19,389) $    (46,129) $    (19,995) $    (34,776)
                                                                            ============  ============  ============  ============


NET LOSS PER BASIC AND DILUTED
 COMMON SHARE                                                               $      (0.76) $      (1.81) $      (0.78) $      (1.36)
                                                                            ============  ============  ============  ============


WEIGHTED AVERAGE BASIC AND DILUTED
 COMMON SHARES OUTSTANDING                                                    25,507,982    25,507,982    25,507,982    25,507,982
                                                                            ============  ============  ============  ============


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                     Commission File No. 0-6544
BRUNO'S, INC.
(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWENTY-SIX WEEK PERIODS ENDED JULY 31, 1999 AND
AUGUST 1, 1998
(Amounts In Thousands)

-------------------------------------------------------------------------------------------------------------------------

                                                                                            JULY 31,          AUGUST 1,
                                                                                              1999               1998
                                                                                           (26 WEEKS)         (26 WEEKS)
                                                                                           (unaudited)        (unaudited)
                                                                                            ----------        -----------

OPERATING ACTIVITIES:
    Net loss                                                                                $  (19,389)       $  (46,129)
                                                                                            ----------        ----------
    Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
       Depreciation and amortization (including amortization of debt issuance costs)            23,327            27,089
       Change in assets and liabilities                                                          5,017            13,732
       Income tax refund                                                                        16,623                --
       Write-off of debt issuance costs - reorganization                                        27,760                --
                                                                                            ----------        ----------

         Total adjustments                                                                      72,727            40,821
                                                                                            ----------        ----------
    Payments for professional fees and other expenses related
    to the Chapter 11 Cases, net of interest income                                             (3,872)           (5,644)
                                                                                            ----------        ----------

         Net cash provided by (used in) operating activities                                    49,466           (10,952)
                                                                                            ----------        ----------

INVESTING ACTIVITIES:
    Proceeds from sale of property - reorganization                                              5,704            19,436
    Capital expenditures                                                                        (8,886)          (10,416)
                                                                                            ----------        ----------

         Net cash provided by (used in) investing activities                                    (3,182)            9,020
                                                                                            ----------        ----------

FINANCING ACTIVITIES:
    Net borrowings under debtor-in-possession financing                                             --             4,000
    Reduction of prepetition capitalized lease obligations, net                                 (2,006)           (2,205)
                                                                                            ----------        ----------

         Net cash provided by (used in) financing activities                                    (2,006)            1,795
                                                                                            ----------        ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            44,278              (137)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  65,953             2,888
                                                                                            ----------        ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $  110,231        $    2,751
                                                                                            ==========        ==========


See notes to condensed consolidated financial statements.

                                                     Commission File No. 0-6544

BRUNO'S, INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TWENTY-SIX AND THIRTEEN WEEK PERIODS ENDED
JULY 31, 1999 AND AUGUST 1, 1998
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Bruno's, Inc. (the "Company") and its wholly owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the twenty-six weeks ended July 31, 1999, are not necessarily indicative of the results that may be expected for the entire fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the consolidated financial position and results of operations of the Company for the interim periods.

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

On May 27, 1999, the Company filed its proposed plan of reorganization (the "Proposed Plan of Reorganization") with the Bankruptcy Court. The Proposed Plan of Reorganization is subject to approval by the Bankruptcy Court and the Company's creditors, and if such approval is not obtained, any party in interest could file its own plan of reorganization for the Company. For purposes of the Company's Proposed Plan of Reorganization, the reorganization value of the Company is calculated to be $275 million plus the amount of any cash retained by the Company after the distributions of cash projected to be made under the Proposed Plan of Reorganization. Among other things, the Proposed Plan of Reorganization provides that (i) all prepetition debt, other than capitalized lease obligations, would be eliminated, (ii) general unsecured creditors would receive cash payments in an amount equal to 26% of the agreed value of their claims, (iii) holders of the Company's prepetition bank debt would receive substantially all of the shares of common stock of the reorganized company, and (iv) no payments would be made to holders of the Company's Senior Subordinated Notes or to holders of shares of the Company's existing common stock.

On June 23, 1999, the Bankruptcy Court granted a motion filed by the Trustee for the holders of the Company's Senior Subordinated Notes seeking the appointment of an independent examiner to investigate the 1995 leveraged recapitalization under which affiliates of Kohlberg Kravis Roberts & Co. acquired control of the Company. The independent examiner appointed by the Bankruptcy Court is seeking to determine if there are any claims arising out of the leveraged recapitalization that can be asserted on behalf of the Company for the benefit of the Company's creditors. The Bankruptcy Court has established a deadline of October 5, 1999 for the examiner to complete his investigation and issue a report on the investigation to the Bankruptcy Court.

The Proposed Plan of Reorganization, if ultimately approved by the Company's creditors and confirmed by the Bankruptcy Court, will materially change the amounts reported in the consolidated financial statements, which currently do not give effect to any adjustments to the carrying value of assets or the amounts of liabilities that might be necessary as a result of confirmation of the plan. After the effective date of the Proposed Plan of Reorganization, the Company's consolidated financial statements will not be comparable with those prepared before the effective date, including the historical financial statements included in this quarterly report.


2. INCOME TAXES

In connection with the preparation of the Company's federal income tax return in June 1999, an Application for Tentative Carryback Adjustment was filed with the Internal Revenue Service (IRS) resulting in the Company's receipt of a tax refund, of which $10.1 million was recognized in the quarter ended July 31, 1999. The net operating loss, on which the carryback is based, is subject to certain limitations, and thus the refund is subject to adjustment by the IRS.

In assessing the realization of the Company's deferred income tax assets, management considers the likelihood that the deferred income tax assets will be realized through future taxable income. Based upon management's projections, the Company has fully reserved its net deferred income tax assets.


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


4. DEBTOR-IN-POSSESSION FINANCING

Subsequent to the filing of the Chapter 11 Cases, the Company entered into a Revolving Credit and Guaranty Agreement (the "Loan Agreement") with The Chase Manhattan Bank ("Chase") to provide secured debtor-in-possession financing. The Loan Agreement, as amended, provides for borrowings dependent upon the Company's level of inventory, real estate and claims from certain vendors. The Company has voluntarily reduced its maximum borrowings under the Loan Agreement from $200 million to $50 million because the Company does not believe it will need the additional borrowing capacity and because the reduction will result in a decrease in the fees paid by the Company under the Loan Agreement. The maximum borrowings under the Loan Agreement include a subfacility of $32 million for the issuance of letters of credit. The Loan Agreement grants a security interest in substantially all of the Company's assets. Under the Loan Agreement, certain vendors who have agreed to provide the Company, among other things, with a line of credit and acceptable credit terms (the "Participating Vendors") are secured on a pari passu basis with the security interest granted to Chase and the other lenders. All obligations under the Loan Agreement will be afforded "super-priority" administrative expense status in the Chapter 11 Cases. Advances under the Loan Agreement bear interest at Chase's Alternative Base Rate (as defined in the Loan Agreement) plus 3/4 of 1%.

The Loan Agreement, as amended, contains certain restrictive covenants which, among other things, require the Company to maintain a minimum cumulative EBITDA as measured at the end of each of the Company's fiscal periods. The restrictive covenants also limit the Company's capital expenditures and dividends and the ability of the Company to grant liens and incur additional indebtedness. As of July 31, 1999, the Company was in compliance with the covenants contained in the Loan Agreement as amended.

The Loan Agreement will terminate upon the earlier of consummation of a plan of reorganization in the Chapter 11 Cases, February 1, 2000 or a Prepayment Date (as such term is defined in the Loan Agreement). All borrowings under the Loan Agreement will become due 30 days after termination.

As of July 31, 1999, the Company had no direct borrowings outstanding under the Loan Agreement but had utilized $3.9 million of its availability under the Loan Agreement to issue letters of credit. Trade payables owed to Participating Vendors (as defined in the Loan Agreement) did not reduce the Company's availability under the Loan Agreement because the Company's borrowing base, as defined in the Loan Agreement, exceeded the $50 million limitation on borrowings under the Loan Agreement.


5. LIABILITIES SUBJECT TO COMPROMISE

As described in Note 1, since February 2, 1998, the Company has been operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code and has been subject to the jurisdiction and supervision of the Bankruptcy Court. Liabilities subject to compromise refer to liabilities outstanding prior to the commencement of the Chapter 11 Cases. In the Chapter 11 Cases, substantially all liabilities of the Company as of the date of the filing of the petitions for reorganization will be subject to settlement under a plan of reorganization. Certain creditors have filed claims substantially in excess of the amounts reflected in the Company's records. Differences between amounts shown by the Company and claims filed by the creditors are currently being investigated and reconciled. After completion of these reconciliations, any remaining differences may be resolved by negotiated agreement between the Company and the claimant or by the Bankruptcy Court as part of the Chapter 11 Cases. Consequently, the amount of liabilities subject to compromise as shown in the Company's Consolidated Balance Sheet at July 31, 1999, will likely be subject to adjustment.

In the consolidated balance sheet of the Company, liabilities subject to compromise consist of:

                                     July 31, 1999    January 30, 1999
                                     -------------    ----------------

Long-term debt                            $858,718            $858,722

Trade accounts                              86,501              87,081

Prepetition accrued interest                24,727              24,727

Allowed claims for lease rejection          12,731              11,548

Other prepetition items                      2,295              14,285
                                          --------            --------
                                          $984,972            $996,363
                                          ========            ========


These amounts represent management's best estimate of known or potential claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, or other events. Payment terms for these amounts will be established as the Chapter 11 Cases proceed.

The Company received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including prepetition wages, vacation pay, employee benefits and reimbursement of employee business expenses. The Bankruptcy Court also has authorized the Company to pay up to $23.0 million of prepetition obligations to critical vendors to aid the Company in maintaining the normal flow of merchandise to its stores. As of July 31, 1999, the Company had made $19.3 million of such critical vendor payments.


6. REORGANIZATION ITEMS

Expenses and income directly incurred or realized as a result of the Chapter 11 Cases have been segregated from the normal operations and are disclosed separately. The major components are as follows:

                                         26 Weeks          26 Weeks         13 Weeks        13 Weeks
                                           Ended            Ended             Ended           Ended
                                       July 31, 1999    August 1, 1998    July 31, 1999   August 1, 1998
                                       -------------    --------------    -------------   --------------

Restructuring charges                     $     --          $ 17,621         $     --       $ 17,621
Prepetition debt issuance costs             27,760                --           27,760             --
Professional fees and
   administrative items                      6,000             6,000            3,000          3,000
Sale of excess properties                   (2,333)           (1,714)            (276)        (1,714)
Interest income                             (2,128)             (356)          (1,173)          (136)
                                          --------          --------         --------       --------
                                          $ 29,299          $ 21,551         $ 29,311       $ 18,771
                                          ========          ========         ========       ========

RESTRUCTURING CHARGES:

In the quarter ended August 1, 1998, the Company recorded restructuring charges associated with the scheduled sale or closure of 20 stores. These charges primarily related to reserves recorded to cover the reduction of fixed assets to net realizable value in the closed stores and the anticipated liability for ongoing store operations such as rent and employee costs, among other things.

PREPETITION DEBT ISSUANCE COSTS:

In accordance with the guidance provided by Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company during the quarter ended July 31, 1999 wrote off its unamortized debt issuance costs relating to the Company's prepetition debt in order to adjust the recorded balance of such prepetition debt to the amount of the claims proposed to be allowed by the Company pursuant to the Proposed Plan of Reorganization.

PROFESSIONAL FEES AND ADMINISTRATIVE ITEMS:

Professional fees and administrative items relate to legal, accounting, other professional and employee costs directly attributable to the Chapter 11 Cases.

SALE OF EXCESS PROPERTIES:

This amount represents the Company's gain on the sale of excess real estate during each of the periods shown above.

INTEREST INCOME:

This amount represents interest income associated with the accumulation of cash and short-term investments subsequent to filing the Chapter 11 Cases.


7. ACCOUNTING STANDARD NOT YET ADOPTED

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This Statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and be measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. This Statement, as amended, will be effective for the Company in its fiscal year ending February 3, 2002. The Company had an interest rate collar arrangement on $150 million in outstanding debt which expired on May 18, 1999. The Company's management has not yet determined the effect, if any, of SFAS No. 133 on its financial statements.


8. SUBSEQUENT EVENTS

On September 10, 1999, the Company entered into an agreement with Gregerson's Foods, Inc. ("Gregerson's") under which the Company will purchase from Gregerson's (i) substantially all of the assets relating to three stores owned and operated by Gregerson's in Alabama and (ii) the inventory in a fourth store that Gregerson's plans to close in conjunction with its sale of the other three stores to the Company. The transactions contemplated by the agreement with Gregerson's are subject to a number of conditions, including the approval of the Bankruptcy Court.

The Company is currently a party to a number of separate collective bargaining agreements with affiliates of either the United Food and Commercial Workers Union (the "UFCW") or the Retail, Wholesale and Department Store International Union. These agreements are generally negotiated in three- or four-year cycles. Two of these agreements expired on February 28, 1998 but were extended by a letter agreement between the Company and the UFCW under which either party could terminate the extension by giving the other party at least 48 hours' written notice. On August 25, 1999, the Company provided written notice to the UFCW that it was terminating the extension to these two agreements effective as of 5:00 P.M. on August 27, 1999. The Company made this decision because of the lack of progress in the Company's efforts to negotiate new agreements with the UFCW. In response to the Company's decision to terminate the extensions to these two agreements, the UFCW has threatened a strike or other form of work stoppage by the employees who are covered by the two agreements that have been terminated. In addition, another collective bargaining agreement between the Company and the UFCW expires on September 25, 1999. The UFCW has notified the Company that it will not agree to extend this agreement upon its expiration.

As of July 31, 1999, the Company employed approximately 12,400 persons, of whom approximately 53% were full-time employees and approximately 47% were part-time employees. Approximately 20% of the Company's employees were represented by the UFCW under the two collective bargaining agreements that expired on February 28, 1998 and that were extended thereafter by mutual agreement between the Company and the UFCW until the Company terminated the extension effective as of August 27, 1999. Approximately 38% of the Company's employees are represented by the UFCW under the collective bargaining agreement that expires on September 25, 1999.

The Company is currently negotiating with the UFCW in an effort to enter into new collective bargaining agreements to replace the two agreements that have expired and to replace the agreement that will expire on September 25, 1999. There can be no assurance that these negotiations will be successful. A strike or work stoppage, which has been threatened by the UFCW, could materially and adversely affect the Company's sales and results of operations in future periods.

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

A table showing the percentage of net sales represented by certain items in the Company's condensed consolidated statements of operations is as follows:

                                                              JULY 31,       AUGUST 1,       JULY 31,      AUGUST 1,
                                                                1999           1998            1999          1998
                                                             (26 WEEKS)     (26 WEEKS)      (13 WEEKS)    (13 WEEKS)
                                                             ----------     ----------      ----------    ----------

Net sales                                                       100.00%        100.00%        100.00%        100.00%
Cost of products sold                                            76.63%         78.07%         76.63%         78.57%
Store operating, selling, and administrative expenses            20.41%         21.55%         20.56%         21.78%
                                                              --------       --------       --------       --------
EBITDA(1)                                                         2.96%          0.38%          2.81%         -0.34%

Depreciation and amortization                                     2.80%          2.70%          2.82%          2.71%
Interest expense, net                                             0.18%          0.16%          0.18%          0.19%
Reorganization items, net                                         3.60%          2.17%          7.18%          3.81%
                                                              --------       --------       --------       --------


Loss before income taxes                                         -3.62%         -4.64%         -7.37%         -7.06%
Income tax benefit - refund                                       1.24%          0.00%          2.47%          0.00%
                                                              --------       --------       --------       --------

Net loss                                                         -2.38%         -4.64%         -4.90%         -7.06%
                                                              ========       ========       ========       ========


A summary of the changes in certain items included in the condensed statements of operations for the twenty-six and thirteen week periods ended July 31, 1999 as compared to the twenty-six and thirteen week periods ended August 1,1998 is as follows (dollars in thousands):



                                                                     Twenty-six Weeks              Thirteen Weeks
                                                                   Ended July 31, 1999           Ended July 31, 1999
                                                                 Amounts        % Change       Amounts       % Change
                                                              -------------  -------------  -------------  -------------

Net sales                                                     $   (179,210)        -18.03%  $    (84,147)        -17.09%
Cost of products sold                                             (151,665)        -19.54%       (74,006)        -19.13%
Store operating, selling, and administrative expenses              (47,889)        -22.36%       (23,307)        -21.74%
                                                              ------------   ------------   ------------   ------------
EBITDA(1)                                                           20,344         534.10%        13,166         776.30%

Depreciation and amortization                                       (4,016)        -14.96%        (1,867)        -13.97%
Interest expense, net                                                  (60)         -3.89%          (220)        -23.26%
Reorganization items, net                                            7,748          35.95%        10,540          56.15%
                                                              ------------   ------------   ------------   ------------


Loss before income taxes                                            16,672          36.14%         4,713          13.55%
Income tax benefit - refund                                         10,068            N/A         10,068            N/A
                                                              ------------   ------------   ------------   ------------

Net loss                                                      $     26,740          57.97%  $     14,781          42.50%
                                                              ============   ============   ============   ============


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


GENERAL

As of July 31, 1999, the Company operated a chain of 149 supermarkets and combination food and drug stores. The Company also operated eight retail liquor stores located in the Florida panhandle. As of August 1, 1998, the Company operated 197 supermarkets and combination food and drug stores as well as nine retail liquor stores.

On February 2, 1998, the Company and its 11 subsidiaries each filed a petition for reorganization under chapter 11 of title 11 of the Bankruptcy Code. The Chapter 11 Cases have been procedurally consolidated for administrative purposes. The Company and its subsidiaries are currently operating their businesses and managing their properties as debtors-in-possession pursuant to the Bankruptcy Code. Since the commencement of the Chapter 11 Cases, the Company has taken steps to restructure its operations and to improve profitability. These steps include but are not limited to implementing price reduction strategies, improving inventory levels in the Company's stores, selling excess properties and continuing to analyze and review the Company's market strategy, geographic positioning, and store level return on assets. As a result of this review, the Company sold or closed 48 stores during the third and fourth quarters of the prior fiscal year.

The Company is currently a party to a number of separate collective bargaining agreements with affiliates of either the United Food and Commercial Workers Union (the "UFCW") or the Retail, Wholesale and Department Store International Union. These agreements are generally negotiated in three- or four-year cycles. Two of these agreements expired on February 28, 1998 but were extended by a letter agreement between the Company and the UFCW under which either party could terminate the extension by giving the other party at least 48 hours' written notice. On August 25, 1999, the Company provided written notice to the UFCW that it was terminating the extension to these two agreements effective as of 5:00 P.M. on August 27, 1999. The Company made this decision because of the lack of progress in the Company's efforts to negotiate new agreements with the UFCW. In response to the Company's decision to terminate the extensions to these two agreements, the UFCW has threatened a strike or other form of work stoppage by the employees who are covered by the two agreements that have been terminated. In addition, another collective bargaining agreement between the Company and the UFCW expires on September 25, 1999. The UFCW has notified the Company that it will not agree to extend this agreement upon its expiration.

As of July 31, 1999, the Company employed approximately 12,400 persons, of whom approximately 53% were full-time employees and approximately 47% were part-time employees. Approximately 20% of the Company's employees were represented by the UFCW under the two collective bargaining agreements that expired on February 28, 1998 and that were extended thereafter by mutual agreement between the Company and the UFCW until the Company terminated the extension effective as of August 27, 1999. Approximately 38% of the Company's employees are represented by the UFCW under the collective bargaining agreement that expires on September 25, 1999.

The Company is currently negotiating with the UFCW in an effort to enter into new collective bargaining agreements to replace the two agreements that have expired and to replace the agreement that will expire on September 25, 1999. There can be no assurance that these negotiations will be successful. A strike or work stoppage, which has been threatened by the UFCW, could materially and adversely affect the Company's sales and results of operations in future periods.


ACQUISITIONS AND DIVESTITURES

On September 10, 1999, the Company entered into an agreement with Gregerson's Foods, Inc. ("Gregerson's") under which the Company will purchase from Gregerson's (i) substantially all of the assets relating to three stores owned and operated by Gregerson's in Alabama and (ii) the inventory in a fourth store that Gregerson's plans to close in conjunction with its sale of the other three stores to the Company. The transactions contemplated by the agreement with Gregerson's are subject to a number of conditions, including the approval of the Bankruptcy Court.

During the first two quarters of the current fiscal year, the Company sold one store that had been closed during the previous fiscal year as well as miscellaneous excess real estate resulting in proceeds of $5.7 million.

On July 30, 1998, the Company entered into an agreement to sell 15 stores, including one new store that had not commenced business, to Albertson's, Inc. Eleven of the stores were located in the Nashville, Tennessee market area, and four were located in the Chattanooga, Tennessee market. The sale of the 15 stores to Albertson's was consummated on August 24, 1998. Between August and December of 1998, the Company closed 20 stores consisting of 10 stores in Alabama, five in Florida, three in Mississippi and two in Georgia. In January 1999, the Company closed an additional 14 stores consisting of six stores in Alabama, five in Georgia and three in Florida.


RESULTS OF OPERATIONS

NET SALES

Net sales decreased $84.1 and $179.2 million in the quarter and year-to-date periods ended July 31, 1999, as compared to the comparable periods of the prior year. The decrease in net sales for both periods was primarily attributable to the reduction in the number of stores operated by the Company as a result of the divestitures that occurred during the fiscal year ended January 30, 1999 as described above under the heading "ACQUISITIONS AND DIVESTITURES". Comparable store sales increased 1.1% and 0.1% in the quarter and year-to-date periods ended July 31, 1999 from the prior year due primarily to the success of several strategies adopted by the Company to improve its sales performance. These strategies include lower prices, improved store conditions, and new advertising and promotional programs. The Company's sales in the quarter and year-to-date periods ended August 1, 1998 were adversely affected by the commencement of the Chapter 11 Cases and the accident that occurred in the Company's distribution center on April 21, 1998. As a result of the distribution center accident, the Company was not able to supply its stores with perishable merchandise from the Company's distribution center from April 21, 1998 through May 24, 1998. Although the Company made temporary arrangements for perishable merchandise with third party suppliers and distributors, the Company was not able to maintain adequate levels of perishable inventories at all times in its stores. The reduction in store-level perishable inventories resulted in a loss of customers and sales.

Although the Company believes that its current strategies to improve sales performance have been successful in reducing the loss of customers and sales, there can be no assurances that these strategies will increase sales or will not otherwise have an adverse effect on the Company's business in the future.

GROSS PROFIT

Gross profit (net sales less cost of products sold) as a percentage of net sales for the second quarter was 23.4% compared to 21.4% in the second quarter of the prior year. Gross profit for the year-to-date period was 23.4% compared to 21.9% in the prior year. This improvement in both periods can be largely attributed to better inventory control and improved purchasing practices, the benefits of which were partially offset by more competitive pricing by the Company. In addition, gross profit for the second quarter and year-to-date periods of the prior fiscal year were adversely affected by a $3.8 million charge to cost of goods sold for anticipated losses on the liquidation of inventory due to the closing of 20 stores during the third and fourth quarters of the prior fiscal year as described above under the heading "ACQUISITION AND DIVESTITURES".

STORE OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

Store operating, selling, and administrative expenses as a percent of net sales were 20.6% for the quarter and 20.4% for the year-to-date period ended July 31, 1999 compared to 21.8% and 21.6% for the comparable periods of the prior year. The percentage decreases were primarily due to reductions in labor and associated costs, utility expense and advertising.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)

EBITDA (as defined on page 12) increased by $13.2 million to $11.5 million in the quarter ended July 31, 1999 from a negative $1.7 million in the comparable quarter of the prior year. On a year-to-date basis, EBITDA increased by $20.3 million to $24.2 million in the first two quarters of the current fiscal year from $3.8 million in the comparable period of the prior year due to increases in comparable store sales, improved gross profit margins and lower store operating expenses as discussed above.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization for the quarter and year-to-date periods ended July 31, 1999 was $11.5 and $22.8 million, respectively, compared to $13.4 and $26.8 million in the comparable periods of the prior year. This decrease in depreciation and amortization is almost entirely the result of the sale or closure of 48 stores during the last two quarters of the prior fiscal year.

INTEREST EXPENSE

As a result of the commencement of the Chapter 11 Cases, the Company ceased accruing interest on its short-term borrowings and long-term debt outstanding at January 31, 1998. Interest expense in the first two quarters of the current and prior fiscal years relates primarily to equipment owned under capital leases.

REORGANIZATION ITEMS, NET

Reorganization expenses incurred during the second quarter and year-to-date periods of the current fiscal year increased by $10.5 and $7.7 million, respectively, from the prior fiscal year. The primary reason for this increase was the write-off of deferred debt issuance costs associated with the Company's prepetition debt as provided in Statement of Position 90-7. For an analysis of the components and balances included in this item, see NOTE 6 OF THE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INCOME TAXES

In connection with the preparation of the Company's federal income tax return in June 1999, an Application for Tentative Carryback Adjustment was filed with the Internal Revenue Service (IRS) resulting in the Company's receipt of a tax refund, of which $10.1 million was recognized in the quarter ended July 31, 1999. The net operating loss, on which the carryback is based, is subject to certain limitations, and thus the refund is subject to adjustment by the IRS.

In assessing the realization of the Company's deferred income tax assets, management considers the likelihood that the deferred income tax assets will be realized through future taxable income. Based upon management's projections, the Company has fully reserved its net deferred income tax assets.


LIQUIDITY AND CAPITAL RESOURCES

The Company and its subsidiaries are parties to a Revolving Credit and Guaranty Agreement dated as of February 2, 1998, as amended by the First Amendment thereto dated as of March 5, 1998, the Second Amendment thereto dated as of March 25, 1998, the Third Amendment thereto dated as of April 17, 1998, the Fourth Amendment thereto dated as of July 31, 1998, and the Fifth Amendment thereto dated as of October 31, 1998 (as so amended, the "Loan Agreement"). The lenders who are parties to the Loan Agreement include The Chase Manhattan Bank ("Chase"), as agent for itself and any other lenders party thereto. The Loan Agreement was entered into subsequent to the commencement of the Chapter 11 Cases and will terminate upon the earlier of consummation of a plan of reorganization in the Chapter 11 Cases, February 1, 2000, or the Prepayment Date (as such term is defined in the Loan Agreement). The Loan Agreement provides the Company with a revolving line of credit for loans and with letters of credit. The amount the Company is permitted to borrow under the Loan Agreement is dependent upon the level of the Company's inventory, real estate and claims from certain vendors. The Company has voluntarily reduced its maximum allowable borrowings under the Loan Agreement from $200 million to $50 million because the Company does not anticipate that it will need the additional borrowing capacity and because the reduction will decrease the fees paid by the Company under the Loan Agreement. The maximum permitted borrowings under the Loan Agreement include a subfacility of $32 million for the issuance of letters of credit. The Company will use all amounts borrowed under the Loan Agreement for its ongoing working capital needs and for other general corporate purposes of the Company and its subsidiaries. The Company's subsidiaries are also guarantors of the Company's obligations under the Loan Agreement.

The Loan Agreement contains certain restrictive covenants which, among other things, require the Company to maintain a minimum cumulative EBITDA as measured at the end of each of the Company's fiscal periods. The restrictive covenants also limit the Company's capital expenditures and dividends and the ability of the Company to grant liens and incur additional indebtedness. The Fifth Amendment to the Loan Agreement, among other things, amended the minimum cumulative EBITDA and capital expenditure covenants contained in the Loan Agreement and established minimum cumulative EBITDA and capital expenditure covenants for the fiscal year ended January 29, 2000. As of July 31, 1999, the Company was in compliance with the covenants contained in the Loan Agreement as amended.

As of July 31, 1999, the Company had no direct borrowings outstanding under the Loan Agreement but had utilized $3.9 million of its availability under the Loan Agreement to issue letters of credit. Total availability under the Loan Agreement at July 31, 1999 was $46.1 million. Trade payables owed to Participating Vendors (as defined in the Loan Agreement) did not reduce the Company's availability under the Loan Agreement because the Company's borrowing base, as defined in the Loan Agreement, exceeded the $50 million limitation on borrowings under the Loan Agreement. The Company expects that its cash flow from operations and borrowings under the Loan Agreement will provide it with sufficient liquidity to conduct its operations while the Chapter 11 Cases are pending. The Company's long-term liquidity and the adequacy of the Company's capital resources cannot be determined until a plan of reorganization has been accepted and confirmed in connection with the Chapter 11 Cases.

Operating activities provided $49.5 million of cash for the twenty-six week period ended July 31, 1999, and used cash of $11.0 million for the comparable period of the prior year. The source of cash in the current fiscal year is primarily attributable to the increase in EBITDA discussed above and to a decrease in the Company's inventory levels, receivables and vendor deposits partially offset by a corresponding decrease in accounts payable. The use of cash in the prior fiscal year is attributable to an increase in inventory levels as well as to advances paid to vendors in order to expedite delivery of inventory to the Company.

Cash flows used in investing activities totaled $3.2 million in the twenty-six week period ended July 31, 1999. Capital expenditures of $8.9 million were only partially offset by proceeds from the sale of real estate of $5.7 million. Proceeds from the sale of real estate of $19.4 million offset by capital expenditures of $10.4 million provided $9.0 million of cash flow during the comparable period of the prior fiscal year. The Company's capital expenditures are primarily related to the remodeling of existing stores and investments in systems technology.

Financing activities used cash of $2.0 million in the twenty-six week period ended July 31, 1999 and provided cash of $1.8 million in the comparable period of the prior fiscal year. Current and prior year financing activities reflect payments on capitalized lease obligations of $2.0 million and $2.2 million, respectively, offset by borrowings under the Company's debtor-in-possession financing of $4.0 million for the prior fiscal year only.

The Company's present plans call for additional capital expenditures of $26.0 million for the remainder of the current fiscal year ending January 29, 2000. In addition, the Company has entered into an agreement with Gregerson's under which the Company will purchase from Gregerson's (i) substantially all of the assets relating to three stores owned and operated by Gregerson's in Alabama and (ii) the inventory in a fourth store that Gregerson's plans to close in conjunction with its sale of the other three stores to the Company. See "ACQUISITIONS AND DIVESTITURES". The transactions contemplated by the agreement with Gregerson's, if consummated, will result in additional capital expenditures of approximately $8.0 million during the current fiscal year, including the purchase price for the stores to be acquired and expenses to be incurred in renovating such stores. The Company's capital expenditure plans are subject to change from time to time and the actual amounts spent may vary materially from the estimates set forth above. The Company expects that its capital expenditures for the remainder of the current fiscal year will be financed through cash flows from operations, existing cash balances and, if necessary, borrowings under the Loan Agreement. The Company had approximately $0.3 million of commitments in connection with these planned capital expenditures at July 31, 1999.

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

The Company has retained a third party contractor to identify and correct Year 2000 problems involving the Company's internal computer systems. Systems which require modification or replacement have been identified and a plan for addressing issues has been established. Following identification and planning, the major project phases are correction, testing and implementation. Four general categories of internal computer systems are being addressed: Store Systems, Networks and Servers, Mainframe Applications, and Mainframe Systems and Hardware. Generally, all corporate systems had been modified or replaced as of July 31, 1999.

Changes in the Company's store systems needed to address the Year 2000 problem are scheduled to be completed by the end of October 1999.

In addition to addressing the Year 2000 problem with respect to the Company's internal computer systems, the Company has identified other non-information technology systems which could be affected by the Year 2000 issue. Examples of such other systems are time clocks, refrigeration systems, and heating and air conditioning systems. The Company is currently modifying or replacing the software or microcontrollers containing the Year 2000 design flaws. The Company currently estimates that modifications or replacements of its critical non-information technology systems will be completed by the end of October 1999.

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

Based on current estimates, the Company anticipates that it will incur costs of approximately $12 million relating to Year 2000 issues for its internal computer systems. Approximately $8.3 million of these costs had been incurred as of July 31, 1999. The Company has deferred several systems development projects to minimize the impact of Year 2000 compliance costs, but the Company does not expect that such deferral will have a significant effect on the Company's financial condition and results of operations. Management estimates that the cost of correcting the Year 2000 problem in other non-information technology systems, such as time clocks, refrigeration systems and heating and air conditioning systems, will not be material. The Company believes that the costs of addressing the Year 2000 issue will be financed through cash flows from operations, existing cash balances and, if necessary, borrowings under the Loan Agreement.

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

The Company is currently developing a contingency plan dealing with the most reasonably likely worst case scenario involving the Year 2000 issue. The Company plans to complete the development of its contingency plan by October 1999. The contingency plan will consider alternate sourcing, systems and procedures.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's primary "market risk" relates to changing interest rates. The Company has a combination of fixed and variable rate debt. As a result of the filing of the Chapter 11 Cases, interest is no longer accruing on the debt incurred by the Company prior to the commencement of the Chapter 11 Cases. In addition, the Company does not currently have any direct borrowings outstanding under its debtor-in-possession financing facility. Accordingly, the Company will have little, if any, interest rate risk while the Chapter 11 Cases are pending. As a result, quantification of the Company's interest rate risk as of July 31, 1999 is not presented because it would not be meaningful to do so.


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

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company commenced the Chapter 11 Cases on February 2, 1998. As a result of filing the Chapter 11 Cases, no principal or interest payments will be made on indebtedness incurred by the Company prior to February 2, 1998 until a plan of reorganization defining the repayment terms has been approved by the Bankruptcy Court. Accordingly, the Company did not make the semi-annual $21.0 million interest payments due on February 2, 1998, August 1, 1998, February 1, 1999 and August 2, 1999 under the Company's 10 1/2% Senior Subordinated Notes. In addition, the Company has not paid $3.7 million in accrued interest on the Company's other debt outstanding at January 31, 1998.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

       Exhibit
       Number                    Description
       -------                   -----------
         27                Financial Data Schedule


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



                                            BRUNO'S, INC.



                                            /s/ Arthur B. McCarter
                                            ----------------------
                                            Arthur B. McCarter
                                            Senior Vice President and
                                            Chief Financial Officer



Dated:  September 10, 1999

                                 BRUNO'S, INC.

                                FORM 10-Q REPORT
                       (FOR QUARTER ENDED JULY 31, 1999)

                               INDEX OF EXHIBITS



    EXHIBIT NUMBER                           DESCRIPTION
    --------------                           -----------

         27                                  Financial Data Schedule