Form 10-Q
period 1999-10-30
BRUNOS INC
filed 1999-12-13
CIK 14920

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------
                                   FORM 10-Q
                                   ---------


(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 1999

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

                                 YES [X]   NO [ ]


               THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING
                    AS OF DECEMBER 10, 1999 WAS 25,507,982.

                                                     Commission File No. 0-6544


                                 BRUNO'S, INC.
                             (DEBTOR-IN-POSSESSION)

                                     INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:                                                 PAGE NO.
                                                                               --------

     Condensed Consolidated Balance Sheets at October 30, 1999                    2
        and January 30, 1999

     Condensed Consolidated Statements of Operations for the                      3
       Thirty-nine (39) and Thirteen (13) Week Periods Ended
       October 30, 1999 and October 31, 1998

     Condensed Consolidated Statements of Cash Flows for the                      4
        Thirty-nine (39) Week Periods Ended October 30, 1999 and
        October 31, 1998

     Notes to Condensed Consolidated Financial Statements                         5

Item 2.  Management's Discussion and Analysis of Financial Condition             11
         and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risks             19


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                       19

Item 2.  Changes in Securities                                                   20

Item 3.  Defaults Upon Senior Securities                                         20

Item 4.  Submission of Matters to a Vote of Security Holders                     20

Item 5.  Other Information                                                       20

Item 6.  Exhibits and Reports on Form 8-K                                        20

Signature Page                                                                   21

                                                     Commission File No. 0-6544


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

BRUNO'S, INC.
(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 30, 1999 AND JANUARY 30, 1999
(In Thousands Except Share and Per Share Amounts)

                                                                       OCTOBER 30,         JANUARY 30,
                                                                          1999                1999
                                                                       (unaudited)
                                                                       -----------         -----------
ASSETS:
     Current assets:
       Cash and cash equivalents                                        $   96,028          $   65,953
       Receivables                                                          13,499              25,463
       Inventories, net of LIFO reserve of $3,989
        at October 30, 1999, and January 30, 1999                          171,831             178,140
       Vendor deposits                                                      11,252              15,168
       Prepaid expenses and other                                            8,633              10,242
                                                                        ----------          ----------
        Total current assets                                               301,243             294,966
                                                                        ----------          ----------

     Property and equipment, net of accumulated
       depreciation of $330,200 and $329,717,
       respectively                                                        254,008             270,186
                                                                        ----------          ----------

     Intangibles and other assets, net                                      15,450              41,530
                                                                        ----------          ----------

        Total                                                           $  570,701          $  606,682
                                                                        ==========          ==========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY IN
     NET ASSETS:
   Liabilities not subject to compromise
     Current liabilities:
       Current maturities of capitalized lease obligations              $    3,545          $    4,130
       Accounts payable                                                     72,347              65,472
       Accrued payroll and related expenses                                 17,298              15,042
       Other accrued expenses                                               39,338              31,247
                                                                        ----------          ----------
        Total current liabilities                                          132,528             115,891
                                                                        ----------          ----------


     Noncurrent liabilities:
       Capitalized lease obligations                                         3,833               6,276
       Other noncurrent liabilities                                         17,707              25,494
                                                                        ----------          ----------
        Total noncurrent liabilities                                        21,540              31,770
                                                                        ----------          ----------

   Liabilities subject to compromise                                       981,192             996,363
                                                                        ----------          ----------

   Shareholders' deficiency in net assets:
       Common Stock, $.01 par value, 60,000,000
        shares authorized; 25,507,982 issued and
         outstanding at October 30, 1999, and January 30, 1999                 255                 255
       Paid-in capital (deficiency)                                       (586,944)           (586,944)
       Retained earnings                                                    23,569              50,972
       Shareholders' notes receivable                                       (1,439)             (1,625)
                                                                        ----------          ----------
        Total deficiency in net assets                                    (564,559)           (537,342)
                                                                        ----------          ----------

        Total                                                           $  570,701          $  606,682
                                                                        ==========          ==========

See notes to condensed consolidated financial statements.

                                                      Commission File No. 0-6544


BRUNO'S, INC.
(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THIRTY-NINE AND THIRTEEN WEEK PERIODS ENDED
OCTOBER 30, 1999 AND OCTOBER 31, 1998
(In Thousands Except Share and Per Share Amounts)

                                                                                OCTOBER 30,      OCTOBER 31,
                                                                                   1999             1998
                                                                                 (39 WEEKS)      (39 WEEKS)
                                                                                (unaudited)      (unaudited)
                                                                                ------------     ------------

NET SALES                                                                       $  1,213,520     $  1,434,571
                                                                                ------------     ------------

COST AND EXPENSES:
    Cost of products sold                                                            932,978        1,122,750
    Store operating, selling and administrative expenses                             251,848          306,441
    Depreciation and amortization                                                     33,837           38,426
    Interest expense, net (contractual interest for 1999 and 1998 esti-
        mated at $62,944 and $63,573, respectively for the 39 week
        period and $21,225 and $21,199, respectively for the 13 week period)           2,127            2,567
    Gain on sale of Seessel's                                                                          (1,959)
    Reorganization items, net                                                         30,201            5,558
                                                                                ------------     ------------
        Total cost and expenses                                                    1,250,991        1,473,783
                                                                                ------------     ------------


        Income/loss before income taxes                                              (37,471)         (39,212)

INCOME TAX BENEFIT - REFUND                                                           10,068               --
                                                                                ------------     ------------

        Net Income/loss                                                         $    (27,403)    $    (39,212)
                                                                                ============     ============

NET LOSS PER BASIC AND DILUTED
    COMMON SHARE                                                                $      (1.07)    $      (1.54)
                                                                                ============     ============

WEIGHTED AVERAGE BASIC AND DILUTED
    COMMON SHARES OUTSTANDING                                                     25,507,982       25,507,982
                                                                                ============     ============

See notes to condensed consolidated financial statements


                                                                                OCTOBER 30,       OCTOBER 31,
                                                                                   1999             1998
                                                                                (13 WEEKS)        (13 WEEKS)
                                                                                (unaudited)       (unaudited)
                                                                                ------------      -----------

NET SALES                                                                       $    398,708      $   440,549
                                                                                ------------      -----------

COST AND EXPENSES:
    Cost of products sold                                                            308,633          346,740
    Store operating, selling and administrative expenses                              85,534           92,238
    Depreciation and amortization                                                     11,010           11,583
    Interest expense, net (contractual interest for 1999 and 1998 estimated at
        $62,944 and $63,573, respectively for the 39 week
        period and $21,225 and $21,199, respectively for the 13 week period)             643            1,023
    Gain on sale of Seessel's                                                                          (1,959)
    Reorganization items, net                                                            902          (15,993)
                                                                                ------------     ------------
        Total cost and expenses                                                      406,722          433,632
                                                                                ------------     ------------


        Income/loss before income taxes                                               (8,014)           6,917

INCOME TAX BENEFIT - REFUND                                                               --               --
                                                                                ------------     ------------

        Net Income/loss                                                         $     (8,014)    $      6,917
                                                                                ============     ============

NET LOSS PER BASIC AND DILUTED
    COMMON SHARE                                                                $      (0.31)    $       0.27
                                                                                ============     ============

WEIGHTED AVERAGE BASIC AND DILUTED
    COMMON SHARES OUTSTANDING                                                     25,507,982       25,507,982
                                                                                ============     ============


See notes to condensed consolidated financial statements


                                                     Commission File No. 0-6544


BRUNO'S, INC.
(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THIRTY-NINE WEEK PERIODS ENDED OCTOBER 30, 1999 AND
OCTOBER 31, 1998
(Amounts In Thousands)

                                                                                             OCTOBER 30,         OCTOBER 31,
                                                                                                1999                1998
                                                                                             (39 WEEKS)           (39 WEEKS)
                                                                                             (unaudited)         (unaudited)
                                                                                             -----------         -----------

OPERATING ACTIVITIES:
    Net loss                                                                                  $ (27,403)          $ (39,212)
                                                                                              ---------           ---------
    Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
       Depreciation and amortization (including amortization of debt issuance costs)             34,587              38,919
       Change in assets and liabilities                                                             485             (13,510)
       Income tax refund                                                                         16,623                  --
       Write-off of debt issuance costs - reorganization                                         27,760                  --
       Noncash impairment and other special charges                                                  --               5,903
                                                                                              ---------           ---------
         Total adjustments                                                                       79,455              31,312
                                                                                              ---------           ---------
    Payments for professional fees and other expenses related
    to the Chapter 11 Cases, net of interest income                                              (5,591)             (7,508)
                                                                                              ---------           ---------

         Net cash provided by (used in) operating activities                                     46,461             (15,408)
                                                                                              ---------           ---------
INVESTING ACTIVITIES:
    Proceeds from sale of property - reorganization                                               7,258              81,807
    Capital expenditures                                                                        (20,616)            (15,679)
                                                                                              ---------           ---------

         Net cash provided by (used in) investing activities                                    (13,358)             66,128
                                                                                              ---------           ---------
FINANCING ACTIVITIES:
    Net borrowings under debtor-in-possession financing                                              --                  --
    Reduction of prepetition capitalized lease obligations, net                                  (3,028)             (3,490)
                                                                                              ---------           ---------

         Net cash used in financing activities                                                   (3,028)             (3,490)
                                                                                              ---------           ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                        30,075              47,230

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   65,953               2,888
                                                                                              ---------           ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $  96,028           $  50,118
                                                                                              =========           =========

See notes to condensed consolidated financial statements.

                                                     Commission File No. 0-6544


BRUNO'S, INC.
(DEBTOR-IN-POSSESSION)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THIRTY-NINE AND THIRTEEN WEEK PERIODS ENDED
OCTOBER 30, 1999 AND OCTOBER 31, 1998
(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Bruno's, Inc. (the "Company") and its wholly owned subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the thirty-nine weeks ended October 30, 1999, are not necessarily indicative of the results that may be expected for the entire fiscal year. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the consolidated financial position and results of operations of the Company for the interim periods.

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

On June 23, 1999, the Bankruptcy Court granted a motion filed by the Trustee for the holders of the Company's Senior Subordinated Notes seeking the appointment of an independent examiner to investigate the 1995 leveraged recapitalization under which affiliates of Kohlberg Kravis Roberts & Co. acquired control of the Company. The independent examiner was appointed by the Bankruptcy Court to determine if there were any claims arising out of the leveraged recapitalization that could be asserted on behalf of the Company for the benefit of the Company's creditors. On October 5, 1999, the examiner filed a report on his investigation with the Bankruptcy Court.

On October 15, 1999, the Company and its subsidiaries filed their Second Amended Joint Plan of Reorganization (the "Proposed Plan of Reorganization") with the Bankruptcy Court. Among other things, the Proposed Plan of Reorganization provides that (i) all prepetition debt, other than capitalized lease obligations, would be eliminated, (ii) general unsecured creditors would receive cash payments in an amount equal to 30% of the agreed value of their claims, (iii) holders of the Company's prepetition bank debt would receive substantially all of the shares of common stock of the reorganized company, and
(iv) no payments would be made to holders of the Company's Senior Subordinated Notes or to holders of shares of the Company's existing common stock.

On October 15, 1999, the Bankruptcy Court, after notice and a hearing, authorized the Company to solicit acceptances of the Proposed Plan of Reorganization from the Company's creditors. The Proposed Plan of
Reorganization has been approved by the requisite vote of the creditors of the Company entitled to vote thereon. The Bankruptcy Court has scheduled a hearing commencing on December 20, 1999 to consider confirmation of the Proposed Plan of Reorganization.

The Proposed Plan of Reorganization, if ultimately approved by the Bankruptcy Court, will materially change the amounts reported in the consolidated financial statements, which currently do not give effect to any adjustments to the carrying value of assets or the amounts of liabilities that might be necessary as a result of confirmation of the plan. After the effective date of the Proposed Plan of Reorganization, the Company's consolidated financial statements will not be comparable with those prepared before the effective date, including the historical financial statements included in this quarterly report.

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

The Loan Agreement, as amended, contains certain restrictive covenants which, among other things, require the Company to maintain a minimum cumulative EBITDA as measured at the end of each of the Company's fiscal periods. The restrictive covenants also limit the Company's capital expenditures and dividends and the ability of the Company to grant liens and incur additional indebtedness. As of October 30, 1999, the Company and the requisite lending institutions under the Loan Agreement entered into a letter agreement under which the lending institutions waived the minimum EBITDA requirement with respect to the fiscal month ended on October 30, 1999. The Company requested this waiver as a result of the reduced sales and increased costs incurred by the Company in the fiscal month ended October 30, 1999 due to a strike called by the United Food and Commercial Workers Union against 104 of the Company's stores.

The Loan Agreement will terminate upon the earlier of consummation of a plan of reorganization in the Chapter 11 Cases, February 1, 2000 or a Prepayment Date (as such term is defined in the Loan Agreement). All borrowings under the Loan Agreement will become due 30 days after termination.

As of October 30, 1999, the Company had no direct borrowings outstanding under the Loan Agreement but had utilized $3.9 million of its availability under the Loan Agreement to issue letters of credit. Trade payables owed to Participating Vendors (as defined in the Loan Agreement) did not reduce the Company's availability under the Loan Agreement because the Company's borrowing base, as defined in the Loan Agreement, exceeded the $50 million limitation on borrowings under the Loan Agreement.

5.   LIABILITIES SUBJECT TO COMPROMISE

As described in Note 1, since February 2, 1998, the Company has been operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code and has been subject to the jurisdiction and supervision of the Bankruptcy Court. Liabilities subject to compromise refer to liabilities outstanding prior to the commencement of the Chapter 11 Cases. In the Chapter 11 Cases, substantially all liabilities of the Company as of the date of the filing of the petitions for reorganization will be subject to settlement under a plan of reorganization. Certain creditors have filed claims substantially in excess of the amounts reflected in the Company's records. Differences between amounts shown by the Company and claims filed by the creditors are currently being investigated and reconciled. After completion of these reconciliations, any remaining differences may be resolved by negotiated agreement between the Company and the claimant or by the Bankruptcy Court as part of the Chapter 11 Cases. Consequently, the amount of liabilities subject to compromise as shown in the Company's Consolidated Balance Sheet at October 30, 1999, will likely be subject to adjustment.

In the consolidated balance sheet of the Company, liabilities subject to compromise consist of:

                                         October 30, 1999    January 30, 1999
                                         ----------------    ----------------

Long-term debt                              $ 858,626           $ 858,722
Trade accounts                                 70,567              87,081
Prepetition accrued interest                   24,727              24,727
Allowed claims for lease rejection             12,731              11,548
Other prepetition items                        14,541              14,285
                                            ---------           ---------
                                            $ 981,192           $ 996,363
                                            =========           =========

These amounts represent management's best estimate of known or potential claims to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments based on negotiations, actions of the Bankruptcy Court, further developments with respect to disputed claims, or other events. Payment terms for these amounts will be established as the Chapter 11 Cases proceed.

The Company received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including prepetition wages, vacation pay, employee benefits and reimbursement of employee business expenses. The Bankruptcy Court also has authorized the Company to pay up to $23.0 million of prepetition obligations to critical vendors to aid the Company in maintaining the normal flow of merchandise to its stores. As of October 30, 1999, the Company had made $22.8 million of such critical vendor payments.

6.   REORGANIZATION ITEMS

Expenses and income directly incurred or realized as a result of the Chapter 11 Cases have been segregated from the normal operations and are disclosed separately. The major components are as follows:

                                   39 Weeks         39 Weeks          13 Weeks        13 Weeks
                                     Ended           Ended             Ended           Ended
                                  October 30,      October 31,      October 30,      October 31,
                                  -----------      -----------      -----------      -----------
                                     1999             1998             1999             1998
                                     ----             ----             ----             ----

Restructuring income, net         $       --       $     (704)      $       --       $  (18,322)

Prepetition debt issuance costs       27,760               --                                --
Professional fees and
        administrative items           9,000            9,000            3,000            3,000
Sale of excess properties             (3,006)          (1,952)            (673)            (238)
Interest income                       (3,553)            (786)          (1,425)            (433)
                                  ----------       ----------       ----------       ----------
                                  $   30,201       $    5,558       $      902       $  (15,993)
                                  ==========       ==========       ==========       ==========

RESTRUCTURING INCOME, NET:

In the quarter ended October 31, 1998, the Company sold 15 stores and the real estate on which three of the stores were located to Albertson's, Inc. The sale of the stores and real property resulted in restructuring income of $18.3 million.

In the quarter ended August 1, 1998, the Company recorded restructuring charges of $17.6 million associated with the scheduled sale or closure of 20 stores. These charges primarily related to reserves recorded to cover the reduction of fixed assets to net realizable value in the closed stores and the anticipated liability for ongoing store operations such as rent and employee costs, among other things.

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

SALE OF EXCESS PROPERTIES:

This amount represents the Company's net gain on the sale of excess real estate during each of the periods shown above.

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

A table showing the percentage of net sales represented by certain items in the Company's condensed consolidated statements of operations is as follows:

                                                      OCTOBER 30,     OCTOBER 31,    OCTOBER 30,    OCTOBER 31,
                                                         1999            1998           1999           1998
                                                       (39 WEEKS)     (39 WEEKS)     (13 WEEKS)     (13 WEEKS)
                                                      -----------     -----------    -----------    -----------

Net sales                                                 100.00%        100.00%        100.00%        100.00%
Cost of products sold                                      76.88%         78.26%         77.41%         78.71%
Store operating, selling, and administrative expenses      20.75%         21.36%         21.45%         20.94%
                                                        --------       --------       --------       --------
EBITDA(1)                                                   2.36%          0.38%          1.14%          0.36%

Depreciation and amortization                               2.79%          2.68%          2.76%          2.63%
Interest expense, net                                       0.18%          0.18%          0.16%          0.23%
Gain on sale of Seessel's                                    N/A          -0.14%           N/A          -0.44%
Reorganization items, net                                   2.49%          0.39%          0.23%         -3.63%
                                                        --------       --------       --------       --------


Income / Loss before income taxes                          -3.09%         -2.73%         -2.01%          1.57%
Income tax benefit - refund                                 0.83%          0.00%          0.00%          0.00%
                                                        --------       --------       --------       --------

Net income / loss                                          -2.26%         -2.73%         -2.01%          1.57%
                                                        ========       ========       ========       ========

A summary of the changes in certain items included in the condensed statements of operations for the thirty-nine and thirteen week periods ended October 30, 1999 as compared to the thirty-nine and thirteen week periods ended October 31, 1998 is as follows (dollars in thousands):

                                                             Thirty-nine Weeks                   Thirteen Weeks
                                                          Ended October 30, 1999            Ended October 30, 1999
                                                         Amounts         % Change          Amounts         % Change
                                                        ----------       ---------        ----------       ---------

Net sales                                               $ (221,051)         -15.41%       $  (41,841)          -9.50%
Cost of products sold                                     (189,772)         -16.90%          (38,107)         -10.99%
Store operating, selling, and administrative expenses      (54,593)         -17.82%           (6,704)          -7.27%
                                                        ----------       ---------        ----------       ---------
EBITDA(1)                                                   23,314          433.35%            2,970         -189.05%

Depreciation and amortization                               (4,589)         -11.94%             (573)          -4.95%
Interest expense, net                                         (440)         -17.14%             (380)         -37.15%
Gain on sale of Seessel's                                    1,959         -100.00%            1,959         -100.00%
Reorganization items, net                                   24,643          443.38%           16,895         -105.64%
                                                        ----------       ---------        ----------       ---------


Income / Loss before income taxes                            1,741            4.44%          (14,931)         215.86%
Income tax benefit - refund                                 10,068              N/A               --             N/A
                                                        ----------       ---------        ----------       ---------

Net income / loss                                       $   11,809           30.12%       $  (14,931)         215.86%
                                                        ==========       =========        ==========       =========

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


GENERAL

As of October 30, 1999, the Company operated a chain of 152 supermarkets and combination food and drug stores. The Company also operated eight retail liquor stores located in the Florida panhandle. As of October 31, 1998, the Company operated 164 supermarkets and combination food and drug stores as well as eight retail liquor stores.

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

The Company is party to a number of collective bargaining agreements with affiliates of the United Food and Commercial Workers Union (the "UFCW"). Two of these agreements expired on February 28, 1998 but were extended by a letter agreement between the Company and the UFCW under which either party could terminate the extension by giving the other party at least 48 hours' written notice. On August 25, 1999, the Company provided written notice to the UFCW that it was terminating the extension to these two agreements effective as of 5:00 P.M. on August 27, 1999. The Company made this decision because of the lack of progress in the Company's efforts to negotiate new agreements with the UFCW. A third collective bargaining agreement between the Company and the UFCW expired on September 25, 1999. On September 26, 1999, the UFCW called a strike against 104 of the Company's stores. The strike lasted until October 3, 1999. The UFCW ended the strike after the Company and the UFCW reached an agreement on three separate new union contracts to replace the three agreements that had expired. The new contracts were subsequently ratified by the members of the UFCW entitled to vote thereon.

As of October 30, 1999, the Company employed approximately 12,700 persons, of whom approximately 51% were full-time employees and approximately 49% were part-time employees.

ACQUISITIONS AND DIVESTITURES

On September 10, 1999, the Company entered into an agreement with Gregerson's Foods, Inc. ("Gregerson's") under which the Company acquired from Gregerson's
(i) substantially all of the assets relating to three stores owned and operated by Gregerson's in Alabama and (ii) the inventory in a fourth store that was closed by Gregerson's in conjunction with its sale of the other three stores to the Company. The Company commenced operations in the stores acquired from Gregerson's on October 10, 1999.

During the first three quarters of the current fiscal year, the Company sold one store that had been closed during the previous fiscal year as well as miscellaneous excess real estate resulting in proceeds of $7.3 million.

On July 30, 1998, the Company entered into an agreement to sell 15 stores, including one new store that had not commenced business, to Albertson's, Inc. Eleven of the stores were located in the Nashville, Tennessee market area, and four were located in the Chattanooga, Tennessee market. The sale of the 15 stores to Albertson's was consummated on August 24, 1998, and resulted in a net gain of $16.2 million during the 39 week period ended October 31, 1998. This gain includes restructuring income of $18.3 million, offset by $2.1 million of inventory markdowns included as a special charge in cost of products sold. Between August and December of 1998, the Company closed 20 stores consisting of 10 stores in Alabama, five in Florida, three in Mississippi and two in Georgia. During the 39 week period ended October 31, 1998, the Company incurred a net loss of $21.4 million in connection with these store closings. The loss consisted primarily of $17.6 million in restructuring charges and $3.8 million of inventory markdowns reflected as a special charge in cost of products sold. In January 1999, the Company closed an additional 14 stores consisting of six stores in Alabama, five in Georgia and three in Florida.

RESULTS OF OPERATIONS

NET SALES

Net sales decreased $41.8 and $221.1 million in the quarter and year-to-date periods ended October 30, 1999, as compared to the comparable periods of the prior year. The decrease in net sales for both periods was primarily attributable to the reduction in the number of stores operated by the Company as a result of the divestitures that occurred during the fiscal year ended January 30, 1999 as described above under the heading "ACQUISITIONS AND DIVESTITURES". Comparable store sales decreased 1.5% and 0.5% in the quarter and year-to-date periods ended October 30, 1999 from the prior year due primarily to the impact of the seven - day strike called by the UFCW against 104 of the Company's stores offset by increased sales resulting from special promotional activity following the end of the strike.

The Company has and will continue to review its strategies to improve sales performance and maintain its customer base. There can be no assurances, however, that these strategies will increase sales or will not otherwise have an adverse effect on the Company's business in the future.

GROSS PROFIT

Gross profit (net sales less cost of products sold) as a percentage of net sales for the third quarter was 22.6% compared to 21.3% in the third quarter of the prior year. Gross profit for the year-to-date period was 23.1% compared to 21.7% in the prior year. This improvement in both periods can be largely attributed to better inventory control and improved purchasing practices, the benefits of which were partially offset by more competitive pricing by the Company. In addition, gross profit for the third quarter and year-to-date periods of the prior fiscal year were adversely affected by a $2.1 million and $5.9 million, respectively, charge to cost of products sold related to inventory markdowns described above under the heading "ACQUISITION AND DIVESTITURES".

STORE OPERATING, SELLING AND ADMINISTRATIVE EXPENSES

Store operating, selling, and administrative expenses as a percent of net sales were 21.4% for the quarter and 20.8% for the year-to-date period ended October 30, 1999 compared to 20.9% and 21.4% for the comparable periods of the prior year. The increased rate as a percent of net sales during the quarter ended October 30, 1999 was the result of the decrease in comparable stores sales as a result of the seven - day strike called by the UFCW against 104 of the Company's stores and an increase in expenses related to the strike, including increased expenses resulting from special promotional activity following the end of the strike. The percentage decrease for the year-to-date period was primarily due to reductions in labor and associated costs and less advertising expense prior to the strike.

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA)

EBITDA (as defined on page 11) increased by $2.9 million to $4.5 million in the quarter ended October 30, 1999 from $1.6 million in the comparable quarter of the prior year. For the year-to-date period, EBITDA increased by $23.3 million to $28.1 million from $5.4 million in the comparable period of the prior year due to improved gross profit margins, reductions in labor and associated costs and less advertising expense prior to the strike as discussed above.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization for the quarter and year-to-date periods ended October 30, 1999 was $11.0 and $33.8 million, respectively, compared to $11.6 and $38.4 million in the comparable periods of the prior year. This decrease in depreciation and amortization is almost entirely the result of the sale or closure of 48 stores during the last two quarters of the prior fiscal year.

INTEREST EXPENSE

As a result of the commencement of the Chapter 11 Cases, the Company ceased accruing interest on its short-term borrowings and long-term debt outstanding at January 31, 1998. Interest expense in the first two quarters of the current and prior fiscal years relates primarily to equipment owned under capital leases.

REORGANIZATION ITEMS, NET

Reorganization expenses incurred during the third quarter and year-to-date periods of the current fiscal year increased by $16.9 and $24.6 million, respectively, from the prior fiscal year. The primary reason for the third quarter increase was the inclusion in the prior year of a gain on the sale of 15 stores to Albertson's, Inc. The primary reason for the year-to-date increase was the write-off of deferred debt issuance costs associated with the Company's prepetition debt as provided in Statement of Position 90-7. For an analysis of the components and balances included in this item, see NOTE 6 OF THE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

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

The Loan Agreement contains certain restrictive covenants which, among other things, require the Company to maintain a minimum cumulative EBITDA as measured at the end of each of the Company's fiscal periods. The restrictive covenants also limit the Company's capital expenditures and dividends and the ability of the Company to grant liens and incur additional indebtedness. The Fifth Amendment to the Loan Agreement, among other things, amended the minimum cumulative EBITDA and capital expenditure covenants contained in the Loan Agreement and established minimum cumulative EBITDA and capital expenditure covenants for the fiscal year ended January 29, 2000. As of October 30, 1999, the Company and the requisite lending institutions under the Loan Agreement entered into a letter agreement under which the lending institutions waived the minimum EBITDA requirement with respect to the fiscal month ended on October 30, 1999. The Company requested this waiver as a result of the reduced sales and increased costs incurred by the Company in the fiscal month ended October 30, 1999 due to the strike called by the UFCW against 104 of the Company's stores.

As of October 30, 1999, the Company had no direct borrowings outstanding under the Loan Agreement but had utilized $3.9 million of its availability under the Loan Agreement to issue letters of credit. Total availability under the Loan Agreement at October 30, 1999 was $46.1 million. Trade payables owed to Participating Vendors (as defined in the Loan Agreement) did not reduce the Company's availability under the Loan Agreement because the Company's borrowing base, as defined in the Loan Agreement, exceeded the $50 million limitation on borrowings under the Loan Agreement. The Company expects that its cash flow from operations and borrowings under the Loan Agreement will provide it with sufficient liquidity to conduct its operations while the Chapter 11 Cases are pending. The Company's long-term liquidity and the adequacy of the Company's capital resources cannot be determined until a plan of reorganization has been confirmed in connection with the Chapter 11 Cases.

Operating activities provided $46.5 million of cash for the thirty-nine week period ended October 30, 1999, and used cash of $15.4 million for the comparable period of the prior year. The source of cash in the current fiscal year is primarily attributable to the increase in EBITDA discussed above and to a decrease in the Company's inventory levels, receivables and vendor deposits and an increase in accounts payable. The use of cash in the prior fiscal year is attributable to a decrease in EBITDA as well as to advances paid to vendors in order to expedite the delivery of inventory to the Company.

Cash flows used in investing activities totaled $13.4 million in the thirty-nine week period ended October 30, 1999. Capital expenditures of $20.6 million were only partially offset by proceeds from the sale of real estate of $7.3 million. Proceeds from the sale of real estate of $81.8 million offset by capital expenditures of $15.7 million provided $66.1 million of cash flow during the comparable period of the prior fiscal year. The Company's capital expenditures are primarily related to the remodeling of existing stores, investments in systems technology and the acquisition of stores from Gregerson's during the third quarter of 1999 as described above under the heading "ACQUISITION AND DIVESTITURES".

Financing activities used cash of $3.0 million in the thirty-nine week period ended October 30, 1999 and $3.5 million in the comparable period of the prior fiscal year. Current and prior year financing activities reflect payments on capitalized lease obligations of $3.0 million and $3.5 million, respectively.

The Company's present plans call for additional capital expenditures of $14 million for the remainder of the current fiscal year ending January 29, 2000. The Company's capital expenditure plans are subject to change from time to time and the actual amounts spent may vary materially from the estimates set forth above. The Company expects that its capital expenditures for the remainder of the current fiscal year will be financed through cash flows from operations, existing cash balances and, if necessary, borrowings under the Loan Agreement.

As noted above, on February 2, 1998, the Company filed the Chapter 11 Cases. The Company and its subsidiaries are currently operating their business and managing their properties as debtors-in-possession pursuant to the Bankruptcy Code. The Company's Proposed Plan of Reorganization has been approved by the requisite vote of the creditors of the Company entitled to vote thereon. The Bankruptcy Court has scheduled a hearing commencing on December 20, 1999 to consider confirmation of the Proposed Plan of Reorganization. The Company's long-term liquidity and the adequacy of the Company's capital resources cannot be determined until the Company's Proposed Plan of Reorganization, or an alternative plan of reorganization, has been accepted and confirmed by the Bankruptcy Court.

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

The Company retained a third party contractor to identify and correct Year 2000 problems involving the Company's internal computer systems. Systems which required modification or replacement were identified and a plan for addressing issues was established. Following identification and planning, the major project phases were correction, testing and implementation. Four general categories of internal computer systems were addressed: Store Systems, Networks and Servers, Mainframe Applications, and Mainframe Systems and Hardware. Generally, all corporate and store systems had been modified or replaced as of October 30, 1999.

In addition to addressing the Year 2000 problem with respect to the Company's internal computer systems, the Company has identified other non-information technology systems which could be affected by the Year 2000 issue. Examples of such other systems are time clocks, refrigeration systems, and heating and air conditioning systems. The Company is currently modifying or replacing the software or microcontrollers containing the Year 2000 design flaws. The Company has substantially completed all necessary modifications or replacements of its critical non-information technology systems.

The Company also could be adversely affected if Year 2000 design flaws are contained in the computer systems or microcontrollers used by the Company's vendors and suppliers, including merchandise vendors, utilities, and service providers. The Company has developed a list of critical vendors and suppliers who might be unable to continue to supply necessary goods and services to the Company if such vendors and suppliers do not take appropriate action to address the Year 2000 issue. The Company has sought assurance from each such critical vendor and supplier that all necessary steps are being taken by them to address the Year 2000 issue.

Based on current estimates, the Company anticipates that it will incur costs of approximately $12 million relating to Year 2000 issues for its internal computer systems. Substantially all of these costs had been incurred as of October 30, 1999. The Company has deferred several systems development projects to minimize the impact of Year 2000 compliance costs, but the Company does not expect that such deferral will have a significant effect on the Company's financial condition and results of operations. Management estimates that the cost of correcting the Year 2000 problem in other non-information technology systems, such as time clocks, refrigeration systems and heating and air conditioning systems, will not be material. The Company anticipates that any remaining costs of addressing the Year 2000 issue will be financed through cash flows from operations and existing cash balances.

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

The Company has developed a contingency plan dealing with the most reasonably likely worst case scenario involving the Year 2000 issue. The contingency plan provides for alternate sourcing, systems and procedures.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's primary "market risk" relates to changing interest rates. The Company has a combination of fixed and variable rate debt. As a result of the filing of the Chapter 11 Cases, interest is no longer accruing on the debt incurred by the Company prior to the commencement of the Chapter 11 Cases. In addition, the Company does not currently have any direct borrowings outstanding under its debtor-in-possession financing facility. Accordingly, the Company will have little, if any, interest rate risk while the Chapter 11 Cases are pending. As a result, quantification of the Company's interest rate risk as of October 30, 1999 is not presented because it would not be meaningful to do so.

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

ITEM 2.   CHANGES IN SECURITIES

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The Company commenced the Chapter 11 Cases on February 2, 1998. As a result of filing the Chapter 11 Cases, no principal or interest payments will be made on indebtedness incurred by the Company prior to February 2, 1998 until a plan of reorganization defining the repayment terms has been approved by the Bankruptcy Court. Accordingly, the Company did not make the semi-annual $21.0 million interest payments due on February 2, 1998, August 3, 1998, February 1, 1999 and August 2, 1999 under the Company's 10 1/2% Senior Subordinated Notes. In addition, the Company has not paid $3.7 million in accrued interest on the Company's other debt outstanding at January 31, 1998.

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

                                             BRUNO'S, INC.



                                             /s/ James A. Demme
                                             ---------------------------------
                                             James A. Demme
                                             Chairman of the Board and
                                             Chief Executive Officer


Dated:  December 13, 1999

                                 BRUNO'S, INC.

                                FORM 10-Q REPORT
                      (FOR QUARTER ENDED OCTOBER 30, 1999)

                               INDEX OF EXHIBITS


    EXHIBIT NUMBER           DESCRIPTION
    --------------           -----------
        27                   Financial Data Schedule